Form 10KSB
period 1999-12-31
NOSTALGIA MOTORCARS INC
filed 2000-04-14
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                 COMMISSION FILE NUMBER: 000-28083

                     NOSTALGIA MOTORCARS, INC.
      (Exact name of registrant as specified in its charter)

             Nevada                                      88-0362112
(State or jurisdiction of  incorporation            (I.R.S. Employer
              or organization)                      Identification No.)

    4502 East Karen Drive, Phoenix, Arizona                   85032
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number:  (602) 404-3557

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X       No         .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant had no revenues for the fiscal year ended on December 31, 1999. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2000: Common Stock, par value $0.001 per share -- $1,662,500. As of March 31, 2000, the Registrant had 5,000,000 shares of common stock issued and outstanding.

                          TABLE OF CONTENTS

PART I                                                          PAGE

ITEM 1.  BUSINESS                                                  3

ITEM 2.  PROPERTIES                                                5

ITEM 3.  LEGAL PROCEEDINGS                                         6

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS         6

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                          6

ITEM 6.   PLAN OF OPERATION                                        7

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             10

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                  10

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      10

ITEM 10.  EXECUTIVE COMPENSATION                                  12

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                   12

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          13

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                 14

SIGNATURES                                                        15

PART I.

ITEM 1.  BUSINESS.

A.  Business Development.

Nostalgia Motorcars, Inc., a Nevada corporation ("Company"), was originally organized on November 23, 1993 as Amexan, Inc.; the name was changed on June 1, 1998 to Nostalgia Motorcars, Inc. Prior to the name change, Amexan was an inactive company from the date of incorporation. The business office of the Company is located at 4502 East Karen Drive, Phoenix, Arizona 85032. The Company's fiscal year ends on December 31. Currently, the Company has one full time and two part time employees (two in sales and one in accounting), but anticipates adding two full time and one part time additional employees in the near future for administrative support.

B.  Business of the Registrant.

The Company intends to sell up to 10,000 new "old style" Volkswagen Beetles in the United States, Canada, and certain other countries beginning in the first quarter of 2000. The vehicles that the Company intends to sell differ significantly from Volkswagens "new style" bug introduced in 1998. The Company's vehicles are based on the rear engine, air cooled, "old style" bugs last sold in the United States in 1979. These new "old style" bugs, although basic in operation and styling, remain faithful to the personality, charm and friendly quirks of the bug best known by America.

With over 22 million cars sold worldwide over the years, the "old style" bug is generally acknowledged to be the most successful car line in automotive history. Unfortunately, a new "old style" bug has not been available in the U.S. market for 20 years, leaving an unprecedented number of loyal and sometimes fanatical admirers to contend with owning old, reconditioned cars.

The "old style" bugs' incredible success, combined with an undying used market, steady parts sales and significant Internet interest, leads management of the Company to believe that a viable market exists for the new "old style" bugs in the U.S. Research by management supports the premise that the old style bug is one of the most recognized production automobiles and its legend is continually supported by clubs, trade organizations, and magazines with a large following. Twenty years after the last bug was sold in the U.S., loyal owners continue to support the re-sale values of the old style bug. According to Hemmings Motor News and other industry publications, prices of used old style bugs in good condition can command over 4 times the original sales price.

The market for old style bugs goes far beyond the new beetle in terms of competition. Although some of the Company's potential customers will be those who choose the old style bug over the new style bug, the Company will most often find itself competing with a wide range of cars and in an area of the market that demands a higher degree vehicle personality as well as sound structural and performance characteristics. Both new and old style beetles share the same basic design. Subtle changes to the new bug offer a slightly more contemporary appearance. The new beetle is a liquid cooled front engine and front wheel drive automobile providing 115 horse power whereas the old style bug is an air cooled rear engine rear wheel drive automobile delivering 60 horsepower. Although basically the same, new production technologies developed over the past two decades have made the old style bug a better car. The fit and finish of a new old style bug manufactured today is, in the opinion of management, superior to the same car manufactured 25 years ago. Therefore, a customer who prefers to the styling of the older style bug, while obtaining the benefits of a modern, well constructed automobile, will be inclined to choose the new "old style" bug.

Although the new "old style" bug will have obvious and intrinsic similarities to its predecessor, significant competition will most likely come from vehicles in a similar price range. As stated above, some of the Company's customers may choose the old style bug over the new style, however, the Company will most often find that its competitive environment will exist within a wide range of vehicles and not specifically the new style beetle. The marketing and promotion behind the new bug continues to reinforce the simple fact that the new exists because of the success of the old.

The "old style" bug has remained in full production at Volkswagen's state of the art automotive plant in Pueblo, Mexico, and over the years Volkswagen has refined the car, producing a first class fit, finish and overall quality never before offered in a Bug. New upgrades such as Bosch fuel injection, front disc brakes, three way catalytic converter, and a remote security system have been added to ensure it keeps pace with the needs of today's consumer. Despite this, however, the "old style" bug remains unavailable for sale in the U.S., because it does not meet current U.S. Department of Transportation ("DOT"), U.S. Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB") standards.

Fortunately, current Federal laws permit the importation, conversion and sale of virtually any automobile, provided that the finished cars meet strict DOT and EPA standards and proper licensing is secured. Accordingly, the Company intends to purchase new Bugs directly from the Pueblo, Mexico VW factory (or from several of the over 200 dealers in Mexico) and modify each car so that it fully complies with U.S. safety and emission standards, making them fully legal for sale in the U.S.

There are several ways for the Company to obtain the necessary regulatory clearances for new Bug certification; however, the Company has chosen to pursue what it believes to be the most respected and credible license, known as a "small volume manufacturer" ("SVM") license, If granted by the EPA, a SVM license would permit the Company to modify and sell in the U.S. up to 10,000 cars per, year.

The Company expects to sell the cars through direct sales to automotive dealers, national wholesale car auctions and through the Internet (on a site to be developed). Current management of the Company will be initially responsible for securing such sales. The Company expects to secure letters of credit from contracted buyers, and proposes to borrow sufficient capital through a revolving credit facility to finance the purchase, modification and transportation of the cars on order. The Company has not as yet secured such a credit facility.

To the Company's knowledge, there are currently no other manufacturers or suppliers of new "old style" bugs in the U.S.;
however, there is direct competition by Volkswagen who sell a "new style" bug, and indirect competition by numerous other
"economical" cars offered by established manufactures.

The Company proposes to offer "old style" bugs with a 2 year limited, bumper to bumper warranty, which will be self administered by the Company (made possible by the well documented and proven reliability of the car over many years).

The Company expects that the Bugs will retail for approximately $13,000. The purchase cost of each car from sources in Mexico (as discussed below) will be approximately $6,500. The cost of converting each vehicle, as set forth in the contract with LPC of New York, Inc., will not exceed $1,600 per car for the following structural modifications and the emissions modifications necessary to meet all regulatory requirements (including the cost of all parts):

(a)  Bumper modifications
(b)  O.B. II Computer System
(c)  Emission Vapor Canister
(d)  Required temperature and pressure sensors
(e)  Modified speedometer
(f) Warning lights and buzzers for seat belts, parking brakes, etc.
(g)  Proper labeling
(h)  Door beams
(i)  Dual air bags

Other approximate costs will be $500 for shipping, $700 for insurance reserves, and $700 for accessories. This will leave a profit margin of approximately $3,000 per vehicle.

ITEM 2.  PROPERTIES.

The Company currently owns approximately $25,000 in general office equipment and furniture.

The Company neither owns nor leases any real or personal property. Mr. Randolph provides office space to the Company without charge. This office space consists of one room of approximately 250 square feet in the home of Mr. Randolph, located at 4502 East Karen Drive, Phoenix, Arizona 85032.

This office space is not suitable for the purposes of the Company (there is adequate insurance coverage on the assets of the Company at this location). On that basis, the Company is currently seeking other office space (the Company was able to cancel a five year lease which it entered into on October 12, 1999 for office space to be located at 15750 Northsite Boulevard, Scottsdale, Arizona 85260).

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

From June 15, 1998 to October 21, 1999, the Company's common stock was traded on the Over the Counter Bulletin Board. On October 21, 1999 the shares were delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had not complied with the new eligibility rules of the Bulletin Board; that is, all companies must be reporting companies. On January 12, 2000 the Registrant's common stock was relisted on the Bulletin Board (symbol CRRZ) after its Form 10-SB registration statement cleared comments with the Securities and Exchange Commission. The range of closing prices shown below is reported while trading on the Bulletin Board and the Pink Sheets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 1999

                                           High           Low

Quarter Ended December 31, 1999 *          0.44           0.20
Quarter Ended September 30, 1999           0.69           0.17
Quarter Ended June 30, 1999                0.56           0.09
Quarter Ended March 31, 1999               1.25           0.12

*  The shares only traded on 13 days during this quarter.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 1998

                                           High             Low

Quarter Ended December 31, 1998            3.00             1.12
Quarter Ended September 30, 1998           4.00             2.62
Quarter Ended June 30, 1998 **             3.37             3.12

**  The Shares commenced trading on the Bulletin Board on June
15, 1998.

(b)  Holders of Common Equity.

As of March 31, 2000, there were 33 shareholders of record of the Registrant's common stock.

(c)  Dividends.

The Registrant has not declared or paid a cash dividend to stockholders since it became a "C" corporation. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

(d)  Equity Securities Sold Without Registration.

Commencing on January 6, 2000 and up to March 12, 2000, the Registrant sold debentures in a total amount of $100,000 to five individuals. No commissions or fees were paid in connection with these sales. All of these sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 506 under Regulation D. These sales met the requirements of Rule 506 in that: (a) there are no more than, or the issuer reasonably believes that there are no more than, 35 purchasers of securities from the issuer in any offering under this section; and (b) each purchaser who is not an accredited investor is a "sophisticated investor," that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description.

ITEM 6.  PLAN OF OPERATION.

The following Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Twelve Month Plan of Operation.

The Company expects to sell its cars through automobile wholesalers, new car dealers, and the Internet. The Company has not yet secured any sales or contracted specific distributors.

The Company has undertaken the necessary steps to begin the process of securing such a SVM license and has contracted a very reputable vehicle certification laboratory, LPC of New York, Inc. ("LPC"), of Ronkonkoma, New York. LPC is currently conducting the necessary testing and assessments to determine the exact modifications necessary to ensure DOT and EPA certification and a SVM license. Upon completion of all necessary government licensing and the issuance of a SVM license, the Company would be in a position to legally import new bugs from Mexico, modify each car and retail them as new "classic bugs" in the U.S. marketplace.

The LPC contract, which has an effective date of September
29, 1999, guarantees certification and a SVM license within 3 to 6 months and will cost $375,000,00. LPC has indicated that although original crash tests on the VW Beetle are still available and valid, updated crash tests might have to be conducted, which would entail an additional cost to the Company under that contract of up to $175,000. The Company has secured a total of $300,000 in invested capital from the two principals of the Company to date (as evidenced by two Promissory Notes attached as Exhibits to this Form 10-SB); these individuals have committed to contributing up to an additional total of $250,000 to the capital of the Company in order to complete the LPC contract and fund initial operations of the Company.

The Company has no direct control over the testing and licensing necessary to complete the certification and is dependent on the successful completion of the testing and modifications. Once completed, LPC and the Company will file the appropriate documentation with DOT, EPA, and CARB; the Company has been advised that the final approval process takes approximately one month to complete (counted in the guaranteed timeframe quoted by LPC). Once all tests are completed, then it will be determined the exact modifications that will be needed for the Bugs to be purchased.

The Company intends to purchase vehicles directly from the Volkswagen manufacturing plant in Pueblo, Mexico and/or from several of the more than 200 dealers throughout Mexico ( there are approximately 100,000 "old style" bugs manufactured and they are primarily sold in Mexico per year). There are no contracts in place with any supplier at this time. However, from the production at this plant, as well as excess supply, it is the opinion of management that there will be adequate supply of automobiles for purchase by the Company. There is no license or other agreement needed from Volkswagen in order for the Company to buy and convert these automobiles for sale in the U.S. once the SVM license is in place.

Once the car is purchased from Volkwagen, it will be converted to meet DOT, EPA, and CARB standards. The Company intends to subcontract out all modifications and certification work to a qualified third party conversion facility. There are several such facilities available and the company to be contracted by the Company. Although there is no firm agreement with any such firm, the Company has contacted International Auto Processors, based in Brunswick, Georgia, about converting the Company purchased automobiles. This is a large and credible company which has substantial experience with large volume conversion facilities, which currently converts approximately 175,000 automobiles per year for such companies BMW and Ford Motor Company. It is anticipated that a contract with this firm can be concluded within thirty days from the time that the Company advised this firm that cars are ready to be shipped.

Although the Company has no major customers, it believes that will not be dependent on such. Sales are expected to be geographically widespread and with many small orders.

Except for those outlined above, the Company is not aware of any government regulations required or any probable governmental regulation change which would have an adverse effect on the company.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Registrant's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Registrant, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. The Registrant estimates that it has incurred minimal costs of less than $10,000 related to its Year 2000 initiative. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of customers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Plan of Operation "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December
31, 1999, for the year ended December 31, 1998, and the year ended December 31, 1997 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

(a)  Officers and Directors.

The names, ages, and respective positions of the directors and officers of the Company are set forth below. These persons have held their respective positions since May 20, 1999. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors will be elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

(a)  Brad Randolph, President/Secretary/Director.

Mr. Randolph, age 40, received his Bachelor of Science degree in 1983 from Kent State University, Kent, Ohio. From June 1994 to May 1999, he was employed as a Vice President and Operations Manager of Shakti Investments, Ltd. Shakti Investments, Inc. is an international investment, import/export, and trading company based in Phoenix, Arizona. Mr. Randolph's principal responsibilities included the research, qualification and negotiation of new business opportunities internationally.
In this position, he gained extensive experience. with the planning, coordination and regulatory compliance required for the import and export of commodities with the U.S. and with several foreign countries.

For the period of October 1988 to May 1994, Mr. Randolph served as the President/co-founder of EyeLevel, Inc. At the time, EyeLevel, Inc. was the nations highest volume promotional sunglass manufacturing company. Mr. Randolph secured exclusive rights for North America from Avery International, now Avery Dennison, to utilize a patented printing technology for EyeLevel, Inc. His responsibilities at this firm included the administration, marketing, and distribution for the company's two largest product groups, licensed products and national promotions. The Licensed Product group acquired licenses from The National Football League, Major League Baseball, The National Basketball Association, and over 60 colleges and universities throughout the United States. Mr. Randolph personally developed a distribution network for this company that covered all major markets utilizing major retailers like Wal-Mart, Kmart, J.C. Penny Company, as well as numerous grocery chains. The promotional group developed and implemented successful national campaigns for Pepsi Cola, The National Football League, and America West Airlines.

(b)  Anoop Pittalwala, Vice President/Treasurer/Director

Mr. Pittalwala, age 42, earned his Bachelor of Science
Degree in Mechanical Engineering in 1981 from University of British Columbia. From 1997 to May 1999, he served as President/Director of Shatki Investments, Inc., the same firm that employed Mr. Randolph. In this position, Mr. Pittalwala performed executive level management and administration of diverse business, trading, and investment activities. He was involved in the promotion, marketing, and penetration of international markets through the trade of commodities, consumer products, and financial instruments. Mr. Pittalwala also successfully coordinated the complete start-up of this company and negotiated and secured contracts with other international and domestic client base.

For the period of 1985 to 1997, Mr. Pittalwala was employed as a Senior Vice President/Director of Geepe Holdings, Inc./Pacific Homes Inc., a firm specializing in single and multi-family housing developments. In this position, he directed and supervised product marketing, financial management and new product development functions for the entire organization. Mr. Pittalwala also sourced and secured financing, maintained financial and internal controls, managed cash flow and collection procedures, and supervised the complete construction of all projects from groundbreaking to completion. He also successfully developed and launched effective advertising and marketing campaigns.

(b)  Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 1999, and certain written representations from executive officers and directors, the Registrant is aware that each such reporting persons inadvertently failed to file a Form 3 at the time the Registrant became registered under Section 12 of such act (December 4, 1999). Such forms have been prepared and filed.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

                         Annual                       Long-Term
                      Compensation                   Compensation
                                             Awards    Payouts
                                                   Securi
                                  Other            ties
Name and                          annual           under         All
Principal    Year                 compen           lying         other
Position           Salary  Bonus  sation  Restrict options/ LTIP compen
                                            stock  SARs     pay  sation
                                           award            outs
                     ($)    ($)    ($)      ($)     (#)      ($)   ($)
   (a)       (b)    (c)     (d)    (e)      (f)     (g)      (h)   (i)
Brad Randolph
President/   1999  $ 40,000  0      0      $750,000  0        0     0
             1998       0    0      0             0  0        0     0
Anoop
Pittalwala   1999  $ 30,000  0      0      $ 87,500  0        0     0
V.P./Treas   1998       0    0      0             0  0        0     0

Other Compensation.

(a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan which provides for such payment, including a stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2000 (5,000,000 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) the officers and directors of the Company (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):



Title of   Name and Address                 Amount of      Percent of
Class      Beneficial Owner                 Beneficial     Class
                                            Ownership
Common
Stock     Brad Randolph                     1,500,000        30%
          4502 East Karen Drive
          Phoenix, Arizona 85032

Common
Stock     Anoop Pittalwala                    175,000         3.5%
          11931 North 69th Avenue
          Glendale, Arizona 85308

Common
Stock     Shares of all directors and       1,675,000        33.5%
          executive officers as a
          group (2 persons)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a)  Loans by Principals.

As indicated under Description of Business, the two principals of the Company, have each loaned the Company $150,000. Each of these loans is evidenced by a promissory note dated June 11, 1999 and bearing interest at a rate equal to the prime rate as announced by the Wall Street Journal as of the last business day prior to the first day of each calendar quarter and adjusted as of the first day of each calendar quarter during the term of the promissory note. Under the terms of the promissory notes, the entire outstanding principal balance, together with all accrued and unpaid interest, shall be due and payable in full not later than the Maturity Date, which is two years from the date of the promissory note.

Under the terms of the promissory notes, the principals may, at their option and at any time and from time to time, convert all or any portion of the then outstanding principal amount and accrued interest hereunder into that number of fully paid and nonassessable Shares equal to 25% of the then outstanding principal amount of the note as of the date of conversion. For example, if the principal amount on the date of conversion is $100,000, and the stock is trading at $1.00 per share on that date, then he would receive 25,000 Shares. The principals may exercise this option an more than one occasion, so long as there still remains an outstanding principal balance under the promissory notes.

In case of any reorganization or recapitalization of the Company (by reclassification of its outstanding Shares or otherwise), or its consolidation or merger with or into another corporation, the principals will, upon conversion, be entitled to receive the shares of stock, cash or other consideration which they would receive upon such reorganization, recapitalization, consolidation or merger if immediately prior thereto the conversion had occurred and the principals had exchanged the Shares in accordance with the terms of such reorganization, recapitalization, consolidation or merger.

(b)  Office Space.

The Company neither owns nor leases any real or personal property. Mr. Randolph provides office space to the Company without charge. This office space consists of one room of approximately 250 square feet in the home of Mr. Randolph, located at 4502 East Karen Drive, Phoenix, Arizona 85032. This office space is not suitable for the purposes of the Company (there is adequate insurance coverage on the assets of the Company at this location). See "Item 2. Properties."

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) Index to Financial Statements and Schedules               Page

Report of Independent Auditor                                   15

Balance Sheets of the Registrant as of
December 31, 1999, 1998, and 1997                               16

Statements of Operations for the years ended
December 31, 1999, 1998, and 1997                               18

Statements of Shareholders' Equity for the years
ended December 31, 1999, 1998, and 1997                         19

Statements of Cash Flows for the years ended
December 31, 1999, 1998, and 1997                               20

Notes to Financial Statements                                   21

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c)  Exhibits included or incorporated by reference herein: See
Exhibit Index

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOSTALGIA MOTORCARS, INC.


Dated: April 13, 2000                     By: /s/  Brad Randolph
                                          Brad Randolph, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                Title                           Date

/s/ Brad Randolph     President/Secretary/Director       April 13, 2000
Brad Randolph

/s/ Anoop Pittalwala  Vice President/Treasurer           April 13, 2000
Anoop Pittalwala      (Principal Financial and
                      Accounting Officer)/Director

                      INDEPENDENT AUDITOR'S REPORT


Board of Directors
Nostalgia Motorcars, Inc.
Phoenix, Arizona

I have audited the accompanying Balance Sheets of Nostalgia Motorcars, Inc. (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statement of stockholder's equity for December 31, 1999, December 31, 1998, and December 31, 1997 and the statements of operations and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997 and the period August 30, 1995 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nostalgia Motorcars, Inc. (A Development Stage Company), as of December 31, 1999, December 31, 1998, and December 31, 1997, and the related statement of stockholder's equity for December 31, 1999, December 31, 1998, and December 31, 1997 and the statements of operations and cash flows for the three years ended December 31, 1999, December 31, 1998, and December 31, 1997 and the period August 30, 1995 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Barry L. Friedman
Barry L. Friedman
Certified Public Accountant
Las Vegas, Nevada
April 12, 2000


                      NOSTALGIA MOTORCARS, INC.
                       (Formerly Amexan, Inc.)
                     (A Development Stage Company)

                            BALANCE SHEET

                                ASSETS

                                   December     December     December
                                   31, 1999     31, 1998     31, 1997

CURRENT ASSETS

CASH                               $ 25,954     $      0     $      0

TOTAL CURRENT ASSETS               $ 25,954     $      0     $      0

FIXED ASSETS

Automobile (Net)                   $  8,900     $      0     $      0
Equipment-Computer (Net)              6,771            0            0

TOTAL FIXED ASSETS                 $ 15,671     $      0     $      0

OTHER ASSETS

Research and Development           $ 16,920     $      0     $      0
Deposits                             47,426            0            0
Organization Costs (Net)                 0             0           36

TOTAL OTHER ASSETS                 $ 64,346     $      0     $     36

TOTAL ASSETS                       $105,971     $      0     $     36

The accompanying notes are an integral part of these financial statements

                      NOSTALGIA MOTORS CARS, INC.
                        (Formerly Amexan, Inc.)
                      (A Development Stage Company)

                             BALANCE SHEET

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                   December     December     December
                                   31, 1999     31, 1998     31, 1997

CURRENT LIABILITIES

Accounts Payable                   $ 22,750    $       0     $      0
Officer's Loans (Note #5)           300,000            0            0
Officer's Advances (Note #5)         14,195        1,945          485

TOTAL CURRENT LIABILITIES          $336,945    $   1,945     $    485

STOCKHOLDERS' EQUITY (Note #4)

Common stock
Par value $0.001
Authorized 50,000,000 shares
Issued and outstanding at

December 31, 1997 -
5,000,000 shares                                             $  5,000

December 31, 1998 -
5,000,000 shares                              $   5,000

December 31, 1999 -
5,000,000 shares                   $  5,000

Additional Paid-In Capital                0           0             0

Deficit accumulated during
the development stage              (235,974)     (6,945)       (5,449)

TOTAL STOCKHOLDERS' EQUITY        $(230,974)  $  (1,945)      $  (449)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $ 105,971   $       0       $    36

The accompanying notes are an integral part of these financial statements

                      NOSTALGIA MOTORS CARS, INC.
                        (Formerly Amexan, Inc.)
                     (A Development Stage Company)

                        STATEMENT OF OPERATIONS

                            Year      Year      Year      Nov. 23,1993
                            Ended     Ended     Ended    (Inception)
                            Dec. 31   Dec. 31   Dec. 31   to Dec. 31
                             1999       1998      1997       1999

INCOME
Revenue                     $     0   $     0   $     0   $     0

EXPENSES

General, Selling and
Administrative              $227,339  $ 1,460   $     0   $234,089
Depreciation                   1,690        0         0      1,690
Amortization                       0       36        39        195

TOTAL EXPENSES              $229,029  $ 1,496   $    39   $235,974

NET PROFIT/LOSS (-)         $(229,029)$(1,496)  $   (39)  $(235,974)

Net Profit/Loss(-)
per weighted share
(Note #2)                   $    (.05)$   Nil   $   Nil   $    (.05)

Weighted average
Number of common
shares outstanding           5,000,000 5,000,000 5,000,000 5,000,000

The accompanying notes are an integral part of these financial statements

                      NOSTALGIA MOTORCARS, INC.
                       (Formerly Amexan, Inc.)
                    (A Development Stage Company)

            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                Additional     Accumu-
                           Common     Stock     paid-in        lated
                           Shares     Amount    Capital        Deficit

Balance,
December 31, 1996         5,000,000   $5,000    $      0      $ (5,410)

Net loss year ended
December 31, 1997                                                  (39)

Balance,
December 31, 1997         5,000,000   $5,000   $      0      $ (5,449)

Net loss year ended
December 31, 1998                                              (1,496)

Balance,
December 31, 1998         5,000,000   $5,000   $      0      $(6,945)

Net loss year ended
December 31, 1999                                           (229,029)

Balance,
December 31, 1999         5,000,000   $5,000   $      0     $(235,974)

The accompanying notes are an integral part of these financial statement

                   NOSTALGIA MOTORCARS, INC.
                    (Formerly Amexan, Inc.)
                  (A Development Stage Company)

                      STATEMENT OF CASH FLOWS

                          Year       Year       Year      Nov. 23,1993
                          Ended      Ended      Ended     (Inception)
                          Dec. 31    Dec. 31    Dec. 31    to Dec. 31
                            1999       1998       1997         1999

Cash Flows from
Operating Activities
Net Loss                  $ (229,029) $  (1,496) $   (39)  $ (235,974)
Adjustment to
Reconcile net loss
To net cash provided
by operating
Activities
Amortization                       0         36       39         195
Depreciation                   1,690          0        0       1,690
Increase in Current
Assets
Organization Costs                 0          0        0        (195)
Research & Development       (16,920)         0        0     (16,920)
Deposits                     (47,426)         0        0     (47,426)
Automobile                    (7,473)         0        0      (7,473)
Computer                      (9,888)         0        0      (9,888)
Increase in current
Liabilities
Accounts Payable              22,750          0        0      22,750
Officer's Loan               300,000          0        0     300,000
Officer's Advances            12,250      1,460        0      14,195
Net cash used in

Operating activities          25,954          0        0      20,954
Cash Flows from
Investing Activities               0          0        0           0

Cash Flows from
Financing Activities
Issuance of Common
Stock for Cash                     0          0        0       5,000

Net Increase (decrease)       25,954          0        0      25,954
Cash,
Beginning of period                0          0        0           0
Cash, End of period           25,954          0        0      25,954

The accompanying notes are an integral part of these financial statement

                      NOSTALGIA MOTORCARS, INC.
                       (Formerly Amexan, Inc.)
                    (A Development Stage Company)

                     NOTES TO FINANCIAL STATEMENTS
    December 31, 1999, December 31, 1998, and December 31, 1997

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized November 23, 1993, under the laws of the State of Nevada as Amexan, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company. On June 1, 1998 the Company changed its name to Nostalgia Motorcars, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company records income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalents

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Organization Costs

Costs incurred to organize the Company were amortized on a straight-line basis over a sixty-month period.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 1998, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company has selected December 31 as its year-end.

Year 2000 Disclosure

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended December 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999 is as follows:

Net operation loss carry forward                 $ 235,974
Valuation allowance                              $ 235,974

Net deferred tax asset                           $       0

The federal net operation loss carry forward will expire in various amounts from 2013 to 2019. This carry forward may be limited upon the consummation of a business combination under IRC
Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 50,000,000 shares with a par value of $0.001 per share.

Preferred Stock

The corporation has no preferred stock.

On November 30, 1993, the Company issued 5,000,000 shares of its
$0.001 par value common stock in consideration of $5,000 in cash.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing or loaning the operating costs of the Company interest free.

NOTE 6 - RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in
other business opportunities.   If a specific business
opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

                             EXHIBIT INDEX

Exhibit No.                         Description

3.1 Article of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on December 8,
1999).

3.2  Certificate of Amendment of Articles of Incorporation
(incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on December 8, 1999).

3.3 Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on December 8, 1999).

10.1  Agreement to Provide Services for Certification between the
Registrant and LPC of New York, Inc., dated September 28, 1999
(incorporated by reference to Exhibit 10.1 of the Form 10-SB/A filed on December 8, 1999).

10.2 Promissory Note made by Brad Randolph in favor of the Registrant, dated June 11, 1999 (incorporated by reference to
Exhibit 10.2 of the Form 10-SB/A filed on December 8, 1999).

10.3 Promissory Note made by Anoop Pittalwala in favor of the Registrant, dated June 11, 1999 (incorporated by reference to
Exhibit 10.3 of the Form 10-SB/A filed on December 8, 1999).

27  Financial Data Schedule (see below).