Form 10QSB
period 2000-03-31
NOSTALGIA MOTORCARS INC
filed 2000-05-22
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH  31, 2000

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

Transitional Small Business Disclosure Format (check one): Yes   No  X.

                          TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF MARCH 31, 2000                         3

         STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2000 AND MARCH 31, 1999                          5

         STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2000 AND MARCH 31, 1999                          6

         NOTES TO FINANCIAL STATEMENTS                              7

ITEM 2.  PLAN OF OPERATION                                         11

PART II

ITEM 1.  LEGAL PROCEEDINGS                                         15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                       15

ITEM 5.  OTHER INFORMATION                                         15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          15

SIGNATURE                                                          16

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                      NOSTALGIA MOTORCARS, INC.
                    (A Development Stage Company)
                       BALANCE SHEET (Unaudited)

                                 ASSETS

                                                 March 31, 2000

CURRENT ASSETS

CASH                                             $ 29,308

TOTAL CURRENT ASSETS                               29,308

FIXED ASSETS

Automobile (Net)                                    8,405
Equipment (Net)                                     6,149

TOTAL FIXED ASSETS                                 14,554

OTHER ASSETS

Research and Development                           16,920

Deposits                                           47,426

TOTAL OTHER ASSETS                                 64,346

TOTAL ASSETS                                     $108,208

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                    8,327
Accrued Interest Payable                            1,803
Convertible Notes Payable (Note #9)               100,000
Officer's Loans (Note #6)                         300,000
Officer's Advances (Note #8)                       14,195

TOTAL CURRENT LIABILITIES                         423,325

STOCKHOLDERS' EQUITY (Note #4)

Common stock
Par value $0.001
Authorized 50,000,000 shares
Issued and outstanding at

March 31, 2000 -5,000,000 shares                    5,000

Additional paid-in capital                              0

Accumulated deficit during
the development stage                            (321,117)

TOTAL STOCKHOLDERS' EQUITY                       (316,117)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $ 108,208

The accompanying notes are an integral part of these financial statements

                       NOSTALGIA MOTORCARS, INC.
                     (A Development Stage Company)
                   STATEMENTS OF OPERATIONS (Unaudited)

                        Three Months     Three Months     November 23
                            Ended            Ended           1993
                        March 31, 2000   March 31, 1999   (inception) to
                                                          March 31, 2000

REVENUE                 $          0     $         0      $         0

EXPENSES

General, Selling
and Administrative            82,223          20,000          316,312

Amortization                       0               0              195

Depreciation                   1,117               0            2,807

TOTAL EXPENSES                83,340          20,000         (319,314)

Net Profit/Loss (-)
From Operations              (83,340)        (20,000)        (319,314)
Interest Expense               1,803               0            1,803

Net Loss                    $(85,143)       $(20,000)       $(321,117)

Net Profit/Loss(-)
per weighted
share (Note #2)             $(0.02)         $ nil           $(0.06)

Weighted average
number of common
shares outstanding        5,000,000      5,000,000       5,000,000

The accompanying notes are an integral part of these financial statements

                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                         Three Months     Three Months     November 23
                            Ended             Ended           1993
                                                          (inception) to
                         March 31, 2000   March 31, 1999   March 31, 2000

Cash Flow from
operating activities:
Net Loss                 $(85,143)        $(20,000)        $(321,117)
Adjustment to reconcile
Net loss to net cash
provided by operating
activities
 Amortization                    0                0              195
 Depreciation                 1,117               0            2,807
Increase in Current Assets
 Organization Costs               0               0             (195)
 Research and Development         0               0          (16,920)
 Deposits                         0               0          (47,426)
 Automobile                       0               0           (7,473)
 Computer                         0               0           (9,888)
Increase in current
Liabilities
 Convertible Notes Payable  100,000               0          100,000
 Accrued Interest Payable     1,803               0            1,803
 Accounts Payable           (14,423)              0            8,327
Officer's Loan                    0               0          300,000
Officers Advances                 0          20,000           14,195
Net cash used in operating
activities                    3,354               0           24,308

Cash Flows from Investing
Activities:                       0               0                0

Cash Flows from
Financing Activities:
Issuance of Common
Stock for Cash                    0               0            5,000
Net increase
(decrease)                    3,354               0           29,308
Cash, beginning
of period                    25,954               0                0

Cash, end of period          29,308               0           29,308

The accompanying notes are an integral part of these financial statements

                      NOSTALGIA MOTORCARS, INC.
                    (A Development Stage Company)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE RESIGTRANT

The Resigtrant was organized November 23, 1993, under the laws of the State of Nevada as Amexan, Inc. The Resigtrant currently has no operations and in accordance with SFAS #7, is considered a development company. On June 1, 1998, the Resigtrant changed its name to Nostalgia Motorcars, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and
Item 310 of Regulation SB.

Accounting Method

The Resigtrant records income and expenses on the accrual method.

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

Cash and equivalents

The Resigtrant maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

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

Reporting on Costs of Start-Up Activities

Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little or no effect on the Resigtrant's financial statements.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. The debentures issued by the Resigtrant during the quarter ended on March 31, 2000 were excluded from the calculation of diluted earnings per share at March 31, 2000 because they are considered anti-dilutive under FAS 128 (see Note
9).

Year End

The Resigtrant has selected December 31st as its year-end.

Depreciation

The Resigtrant is depreciating its fixed assets using the straight-line method with various useful lives.

Year 2000 Disclosure

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Resigtrant currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended March
31, 2000, due to the net loss and no state income tax in Nevada, the state of the Resigtrant's domicile and operations. The
Resigtrant's total deferred tax asset as of March 31, 2000 is as follows:

Net operation loss carry forward      $ 321,117
Valuation allowance                   $ 321,117

Net deferred tax asset                $       0

The federal net operation loss carry forward will expire in various amounts from 2013 to 2019.

This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

The authorized common stock of the corporation consists of 50,000,000 shares with a par value of $0.001 per share.

On November 30, 1993, the Resigtrant issued 5,000,000 shares of its $0.001 par value common stock in consideration of $5,000 in cash.

Preferred Stock

The corporation has no preferred stock.

NOTE 5 - GOING CONCERN

The Resigtrant's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Resigtrant does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Resigtrant to seek a merger with an existing, operating company.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 11, 1999, the two principals of the Resigtrant loaned the Resigtrant a total of $300,000 as evidenced by two promissory notes in the amount of $150,000 each and bearing interest at the current prime interest rate (adjusted quarterly). All principal and accrued interest on such notes is due and payable two years from said date. These principals have also committed to loan the Resigtrant a total of $250,000 in additional operating funds, if needed.

The Resigtrant neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 7 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 - OFFICERS ADVANCES

While the Resigtrant is seeking additional capital through a merger with an existing company, an officer of the Resigtrant has advanced funds on behalf of the Resigtrant to pay for any costs incurred by it. These funds are interest free.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

The Resigtrant has issued five convertible notes payable totaling $100,000.00. All five notes were issued on various days during the first quarter of 2000. Each note carries interest at the rate of 12-1/2%. Each note may be converted to common shares not earlier than six months from date of issuance, up to one year.
At the time of conversion, the holder shall be entitled to receive one warrant for each share of common stock so received.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Resigtrant and notes thereto contained elsewhere in this report.

Twelve Month Plan of Operation.

The Resigtrant intends to sell up to 10,000 new "old style" Volkswagen Beetles in the United States, Canada, and certain other countries beginning in the first quarter of 2000. The vehicles that the Resigtrant intends to sell differ significantly from Volkswagens "new style" bug introduced in 1998. The Resigtrant's vehicles are based on the rear engine, air cooled, "old style" bugs last sold in the United States in 1979. These new "old style" bugs, although basic in operation and styling, remain faithful to the personality, charm and friendly quirks of the bug best known by America.

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

Fortunately, current Federal laws permit the importation, conversion and sale of virtually any automobile, provided that the finished cars meet strict DOT and EPA standards and proper licensing is secured. Accordingly, the Resigtrant intends to purchase new Bugs directly from the Pueblo, Mexico VW factory (or from several of the over 200 dealers in Mexico) and modify each car so that it fully complies with U.S. safety and emission standards, making them fully legal for sale in the U.S.

There are several ways for the Resigtrant to obtain the necessary regulatory clearances for new Bug certification; however, the Resigtrant has chosen to pursue what it believes to be the most respected and credible license, known as a "small volume manufacturer" ("SVM") license, If granted by the EPA, a SVM license would permit the Resigtrant to modify and sell in the U.S. up to 10,000 cars per, year.

The Resigtrant expects to sell the cars through direct sales to automotive dealers, national wholesale car auctions and through the Internet (on a site to be developed). Current management of the Resigtrant will be initially responsible for securing such sales. The Resigtrant expects to secure letters of credit from contracted buyers, and proposes to borrow sufficient capital through a revolving credit facility to finance the purchase, modification and transportation of the cars on order. The Resigtrant has not as yet secured such a credit facility.

To the Resigtrant's knowledge, there are currently no other manufacturers or suppliers of new "old style" bugs in the U.S.; however, there is direct competition by Volkswagen who sell a "new style" bug, and indirect competition by numerous other "economical" cars offered by established manufactures.

The Resigtrant proposes to offer "old style" bugs with a 2 year limited, bumper to bumper warranty, which will be self administered by the Resigtrant (made possible by the well documented and proven reliability of the car over many years).

The Resigtrant expects that the Bugs will retail for approximately $13,000. The purchase cost of each car from sources in Mexico (as discussed below) will be approximately $6,500. The cost of converting each vehicle, as set forth in the contract with LPC of New York, Inc., will not exceed $1,600 per car for the following structural modifications and the emissions modifications necessary to meet all regulatory requirements (including the cost of all parts):

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

The Resigtrant expects to sell its cars through automobile wholesalers, new car dealers, and the Internet. The Resigtrant has not yet secured any sales or contracted specific distributors.

The Resigtrant has undertaken the necessary steps to begin the process of securing a SVM license and has contracted with a very reputable vehicle certification laboratory, LPC of New York, Inc. ("LPC"), of Ronkonkoma, New York (see Exhibit 10.1 to this Form 10-QSB). LPC is currently conducting the necessary testing and assessments to determine the exact modifications necessary to ensure DOT and EPA certification and a SVM license. Upon completion of all necessary government licensing and the issuance of a SVM license, the Resigtrant would be in a position to legally import new bugs from Mexico, modify each car and retail them as new "classic bugs" in the U.S. marketplace.

The LPC contract, which has an effective date of September
29, 1999, guarantees certification and a SVM license within 3 to 6 months and will cost $375,000,00 (this has been extended by the parties to at least September 1, 2000 in order for the certification to be completed). LPC has indicated that although original crash tests on the VW Beetle are still available and valid, updated crash tests will have to be conducted, which will entail an additional cost to the Resigtrant under that contract of up to $175,000. The Resigtrant has secured a total of $300,000 in invested capital from the two principals of the Resigtrant to date (as evidenced by two Promissory Notes attached as Exhibits to this Form 10-QSB); these individuals have committed to contributing up to an additional total of $250,000 to the capital of the Resigtrant in order to complete the LPC contract and fund initial operations of the Resigtrant.

The Resigtrant has no direct control over the testing and licensing necessary to complete the certification and is dependent on the successful completion of the testing and modifications. Once completed, LPC and the Resigtrant will file the appropriate documentation with DOT, EPA, and CARB; the Resigtrant has been advised that the final approval process takes approximately one month to complete (counted in the guaranteed timeframe quoted by LPC). Once all tests are completed, then it will be determined the exact modifications that will be needed for the Bugs to be purchased.

The Resigtrant intends to purchase vehicles directly from the Volkswagen manufacturing plant in Pueblo, Mexico and/or from several of the more than 200 dealers throughout Mexico (there are approximately 100,000 "old style" bugs manufactured and they are primarily sold in Mexico per year). There are no contracts in place with any supplier at this time. However, from the production at this plant, as well as excess supply, it is the opinion of management that there will be adequate supply of automobiles for purchase by the Resigtrant. There is no license or other agreement needed from Volkswagen in order for the Resigtrant to buy and convert these automobiles for sale in the U.S. once the SVM license is in place.

Once the car is purchased from Volkswagen, it will be converted to meet DOT, EPA, and CARB standards. The Resigtrant intends to subcontract out all modifications and certification work to a qualified third party conversion facility. There are several such facilities available and the Resigtrant to be contracted by the Resigtrant. Although there is no firm agreement with any such firm, the Resigtrant has contacted International Auto Processors, based in Brunswick, Georgia, about converting the Resigtrant purchased automobiles. This is a large and credible company which has substantial experience with large volume conversion facilities, which currently converts approximately 175,000 automobiles per year for such companies BMW and Ford Motor Company. It is anticipated that a contract with this firm can be concluded within thirty days from the time that the Resigtrant advised this firm that cars are ready to be shipped.

Although the Resigtrant has no major customers, it believes that will not be dependent on such. Sales are expected to be geographically widespread and with many small orders.

Except for those outlined above, the Resigtrant is not aware of any government regulations required or any probable governmental regulation change which would have an adverse effect on the Resigtrant.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on March 31, 2000.

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

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of consumers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2000, the Resigtrant has issued five convertible notes payable totaling $100,000. All five notes were issued on various days during the first quarter of 2000. Each note carries interest at the rate of 12-1/2%. Each note may be converted to common shares not earlier than six months from date of issuance, up to one year. At the time of conversion, the holder shall be entitled to receive one warrant for each share of common stock so received.

No commissions or fees were paid in connection with these sales.
All of the above sales were undertaken pursuant to a claim of exemption from registration under the Securities Act of 1933 as provided in Rule 506 under Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No Reports on Form 8-K were filed during the three month period covered this Form 10-QSB.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Nostalgia Motorcars, Inc.



Dated: May 19, 2000            By: /s/ Brad Randolph
                               Brad Randolph, President

                          EXHIBIT INDEX

Number                    Description

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on December 8,
       1999).

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