Form 10QSB
period 2000-06-30
NOSTALGIA MOTORCARS INC
filed 2000-09-07
CIK 1095751

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000Commission File No.
000-27549
13







                    NOSTALGIA MOTORCARS, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0362112
(State of organization) (I.R.S. Employer Identification No.)

4502 E. Karen Drive, Phoenix, AZ 85032
(Address of principal executive offices)

Registrant's telephone number, including area code (602) 404-3557

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

There are 5,500,000 shares of common stock outstanding as of June
30, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Audited financial statements as of June 30, 2000, and for the three-month periods then ended.
                        TABLE OF CONTENTS


                                                             PAGE



ACCOUNTANT'S LETTER                                           1



BALANCE SHEET - ASSETS                                        2



BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY          3



STATEMENT OF OPERATIONS                                     4-5



STATEMENT OF STOCKHOLDERS' EQUITY                             6



STATEMENT OF CASH FLOWS                                     7-8



NOTES TO FINANCIAL STATEMENTS                              9-12


                  INDEPENDENT AUDITORS' REPORT


Board of Directors                              August 14, 2000
NOSTALGIA MOTORCARS, INC.
Phoenix, Arizona

     I have audited the accompanying Balance Sheet of NOSTALGIA MOTORCARS, INC. (A Development Stage Company), as of June 30,
2000, and December 31, 1999, and the related statement of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992(inception), to June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOSTALGIA MOTORCARS, INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statement of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

     The  accompanying  Financial Statements have  been  prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Barry L. Friedman
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414
                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)


                          BALANCE SHEET


                             ASSETS


                                6 Mos. Ending  Year Ended
                                June 30, 2000  Dec. 31,
                                               1999


CURRENT ASSETS

  Cash                                  $  19     $  25,954
                                    ---------     ---------
  TOTAL CURRENT ASSETS                  $  19     $  25,954
                                    ---------     ---------

FIXED ASSETS

  Automobile (Net)                   $  7,911      $  8,900

  Equipment (Net)                       5,526         6,771
                                    ---------     ---------
  TOTAL FIXED ASSETS                $  13,437     $  15,671
                                    ---------     ---------

OTHER ASSETS

  Research & Development            $  16,920     $  16,920

  Deposits                             47,426        47,426
                                    ---------     ---------
  TOTAL OTHER ASSETS                $  64,346     $  64,346
                                    ---------     ---------

TOTAL ASSETS                        $  77,802    $  105,971
                                    ---------     ---------


 The accompanying notes are an integral part of these financial statements

                              - 2 -
                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)


                          BALANCE SHEET


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                     6 Mos. Ending  Year Ended
                                     June 30, 2000  Dec. 31, 1999
                                     -----------    -----------

CURRENT LIABILITIES

  Accounts Payable                        $  8,327       $  22,750
  Accrued Interest Payable                   4,949               0
  Convertible Notes Payable (Note          100,000               0
#9)
  Officers Loans (Note #5)                 300,000         300,000
  Officers Advances (Note #5)            $  14,212       $  14,195
                                       -----------     -----------

TOTAL CURRENT LIABILITIES               $  427,468      $  336,945
                                       -----------     -----------

STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
December   31,  1999  -   5,000,000                       $  5,000
shares
June 30, 2000 - 5,500,000 shares          $  5,500

  Additional Paid-in Capital               202,500               0

  Accumulated loss during
    the development stage                 -557,666        -235,974
                                       -----------     -----------

TOTAL STOCKHOLDERS' EQUITY             $  -349,666     $  -230,974
                                       -----------     -----------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                      $  77,802      $  105,971
                                       -----------     -----------



 The accompanying notes are an integral part of these financial statements

                              - 3 -
                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)


                     STATEMENT OF OPERATIONS


                     3 Mos. Ended  3 Mos. Ended  6 Mos. Ended  6 Mos. Ended
                     June      30,    June  30,  June     30,  June     30,
                     2000          1999          2000          1999
                     ---------     ---------     ----------    ----------

REVENUE                      $  0          $  0          $  0          $  0
                        ---------     ---------    ----------    ----------
EXPENSES
  General, Selling
  and Administrative   $  232,306     $  32,554    $  314,529     $  52,554

  Amortization                  0             0             0             0

  Depreciation              1,117             0         2,234             0
                        ---------     ---------    ----------    ----------

  TOTAL EXPENSES       $  233,423     $  32,554    $  316,763     $  52,554
                        ---------     ---------    ----------    ----------

Net Profit/Loss (-)
from Operations       $  -233,423    $  -32,554   $  -316,763    $  -52,554
                        ---------     ---------    ----------    ----------
Interest Expense       $  - 3,125    $        0     $  -4,929          $  0
                        ---------     ---------    ----------    ----------
Net Loss              $  -236,548    $  -32,554   $  -321,692    $  -52,554
                        ---------     ---------    ----------    ----------
Net Loss per share -
 Basic and diluted
 (Note #2)              $  -.0441     $  -.0065     $  -.0621     $  -.0105
                        ---------     ---------    ----------    ----------

Weighted average
number of common
shares outstanding      5,362,637     5,000,000     5,181,319     5,000,000
                        ---------     ---------    ----------    ----------


 The accompanying notes are an integral part of these financial statements

                              - 4 -
                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)


               STATEMENT OF OPERATIONS (Continued)

                                                Nov.23, 1993
                     Year Ended    Year Ended   (INCEPTION) to
                     Dec. 31,      Dec, 31,     June 30, 2000
                     1999          1998
                     -----------   ------------ ------------
                     -

REVENUE                      $  0          $  0            $  0
                      -----------  ------------    ------------
                                -
EXPENSES
  General, Selling
  and                  $  227,339      $  1,496      $  548,618
Administrative

  Amortization                  0             0             195

  Depreciation              1,690             0           3,924
                      -----------  ------------    ------------
                                -

  TOTAL EXPENSES       $  229,029      $  1,496      $  552,737
                      -----------  ------------    ------------
                                -
Net Profit/Loss (-)
from Operations       $  -229,029     $  -1,496     $  -552,737

Interest Expense                0             0          -4,929
                      -----------  ------------    ------------
                                -
Net Loss              $  -229,029     $  -1,496     $  -557,666
                      -----------  ------------    ------------
                                -
Net Loss per share
-
 Basic and diluted
 (Note #2)              $  -.0458     $  -.0003       $  -.1112
                      -----------  ------------    ------------
                                -
Weighted average
number of common
shares outstanding      5,000,000     5,000,000       5,013,721
                      -----------  ------------    ------------
                                -

 The accompanying notes are an integral part of these financial statements

                              - 5 -
                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)


          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    Additional   Accumu-
                                Common Stock        Paid-In      lated
                            Shares       Amount     Capital      Deficit
                         -----------  ------------  ----------   ----------
                              -                     --           --

Balance,
December 31, 1998          5,000,000       $  5,000        $  0   $  -6,945

Net loss, Year Ended
December 31, 1999                                                  -229,029
                                                                 ----------
                                                                          -
Balance,
December 31, 1999          5,000,000       $  5,000        $  0        $  -
                                                                    235,974

April 26, 2000
Issued For Services          500,000           +500    +202,500           0

Net Loss
January 1, 2000, to
June 30, 2000                                                      -118,692
                         -----------   ------------ -----------  ----------
                                   -                          -           -
Balance,
June 30, 2000              5,000,000       $  5,000        $  0        $  -
                                                                    354,666
                         -----------   ------------ -----------  ----------
                                   -                          -          --


 The accompanying notes are an integral part of these financial statements

                              - 6 -
                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)


                     STATEMENT OF CASH FLOWS


                        3 Mos. Ended   3 Mos.       6 Mos. Ended  6 Mos.
                                       Ended                      Ended
                        June 30, 2000  June 30,     June 30,      June 30,
                                       1999         2000          1999
                        ------------   -----------  -----------   -----------
Cash Flow from
Operating Activities
Net Loss                  $  -236,548    $  -32,554  $  -321,692   $  -52,554

Adjustment to
reconcile
net loss to net cash
provided by operating
activities
  Amortization                      0             0            0            0
  Depreciation                 +1,117             0       +2,234            0
Issued For Services          +203,000             0     +203,000            0
Increase in Current
Assets
  Organization Costs                0             0            0            0
  Research and                      0             0            0            0
Development
  Deposits                          0             0            0            0
  Automobile                        0             0            0            0
  Computer                          0        -9,888            0       -9,888

Increase in Current
Liabilities
  Convertible Notes                 0             0     +100,000            0
Payable
  Accrued Interest             +3,125             0       +4,929            0
Payable
  Accounts Payable                  0       +35,000      -14,423      +35,000
  Officer's Loan                    0      +300,000            0     +300,000
  Officers' Advances              +17       -20,000          +17            0
                         ------------   -----------  -----------  -----------
Net cash used in
operating Activities       $  -29,289   $  +272,558   $  -25,935  $  +272,558

Cash Flows from
Investing Activities                0             0            0            0

Cash Flows from
Financing Activities
  Issuance of Common
  Stock for Cash                    0             0            0            0
                         ------------   -----------  -----------  -----------
Net increase               $  -29,289    $  272,558   $  -25,935   $  272,558
(decrease)

Cash, beginning
of period                      29,308             0       25,954            0
                         ------------   -----------  -----------  -----------
Cash,
end of period                   $  19    $  272,558        $  19   $  272,558
                         ------------   -----------  -----------  -----------



 The accompanying notes are an integral part of these financial statements

                              - 7 -
                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)


               STATEMENT OF CASH FLOWS (CONTINUED)

                                                               Nov. 23, 1993
                               Year Ended      Year Ended      (INCEPTION) to
                               Dec. 31, 1999   Dec, 31, 1998   June 30, 2000
                               ------------    ------------    ------------
Cash Flow from
Operating Activities
Net Loss                          $  -229,029       $  -1,496     $  -557,666

Adjustment to reconcile
net loss to net cash
provided by operating
activities
  Amortization                              0             +36            -195
  Depreciation                         +1,690               0          +3,924
Issued For Services                         0               0        +203,000
Increase in Current Assets
  Organization Costs                        0               0            -195
  Research and Development            -16,920               0         -16,920
  Deposits                            -47,426               0         -47,426
  Automobile                           -7,473               0          -7,473
  Computer                             -9,888               0          -9,888

Increase in Current
Liabilities
  Convertible Notes Payable                 0               0        +100,000
  Accrued Interest Payable                  0               0          +4,929
  Accounts Payable                    +22,750               0          +8,327
  Officer's Loan                     +300,000               0        +300,000
  Officers' Advances                  +12,250          +1,460         +14,212
                                 ------------    ------------    ------------
Net cash used in
Operating Activities               $  +25,954            $  0       $  -4,981

Cash Flows from
Investing Activities                        0               0               0

Cash Flows from
Financing Activities
  Issuance of Common
  Stock for cash                            0               0          +5,000
                                 ------------    ------------    ------------
Net increase (decrease)            $  +25,954            $  0           $  19

Cash, beginning
of period                                   0               0               0
                                 ------------    ------------    ------------
Cash,
end of period                       $  25,954            $  0           $  19
                                 ------------    ------------    ------------


 The accompanying notes are an integral part of these financial statements

                              - 8 -
                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)


                  NOTES TO FINANCIAL STATEMENTS
              June 30, 2000, and December 31, 1999


NOTE #1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized November 23, 1993, under the laws of the State of Nevada as AMEXAN, INC. The Company currently has no operations and, in accordance with SFAS #7, is considered a development company. On June 1, 1998, the Company changed its name to NOSTALGIA MOTORCARS, INC.


NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, and June 30, 2000.

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






                              - 9 -
                    NOSTALGIA MOTORCARS, INC.
                     (FORMERLY AMEXAN, INC.)
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              June 30, 2000, and December 31, 1999


NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Reporting on Costs of Start-Up Activities

          Statement of Position 98-5 ("SOP 98-5"), "Reporting  on
          the   Costs  of  Start-Up  Activities"  which  provides
          guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been
          little   or   no  effect  on  the  company's  financial
          statements.

     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilative common stock equivalents such as stock options.

     Year End

          The Company has selected December 31st as its year-end.

     Depreciation

          The Company is depreciating its fixed assets using the straight-line method with various useful lives.

     Year 2000 Disclosure

          The Y2K issue has had no effect on this Company.

                             - 10 -
                    NOSTALGIA MOTORCARS, INC.
                     (FORMERLY AMEXAN, INC.)
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              June 30, 2000, and December 31, 1999


NOTE #3 - INCOME TAXES

     There  is no provision for income taxes for the period ended
     June 30, 2000. The Company's total deferred tax asset as of December 31, 1999 is as follows:

         Net operation loss carry forward    $   235,974
         Valuation allowance                 $   235,974

         Net deferred tax asset              $         0

     The federal net operation loss carry forward will expire in various amounts from 2013 to 2019.

     This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE #4 - STOCKHOLDERS' EQUITY

     Common Stock

     The authorized common stock of the corporation consists of 50,000,000 shares with a par value of $0.001 per share.

     Preferred Stock

     The corporation has no preferred stock.

     On November 30, 1993, the Company issued 5,000,000 shares of its $0.001 par value common stock in consideration of $5,000 in cash.


NOTE #5 - GOING CONCERN

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




                             - 11 -
                    NOSTALGIA MOTORCARS, INC.
                     (FORMERLY AMEXAN, INC.)
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE #6 - RELATED PARTY TRANSACTIONS

     The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.



NOTE #7 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common stock.


NOTE #8 - OFFICERS ADVANCES

     While the Company is seeking additional capital through a merger with an existing company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.


NOTE #9 - CONVERTIBLE NOTES PAYABLE


     The Company has issued five convertible notes payable totaling $100,000.00. All five notes were issued on various days during the first quarter of 2000. Each note carries interest at the rate of 12-1/2%. Each note may be converted to common shares not earlier than six months from date of issuance, up to one year. At the time of conversion, the holder shall be entitled to receive one warrant for each share of common stock so received.



                             - 12 -


ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

The  following discussion should be read in conjunction with  the
financial   statements  of  the  Registrant  and  notes   thereto
contained elsewhere in this report.

Twelve Month Plan of Operation.

The Resigtrant intends to sell up to 10,000 new "old style" Volkswagen Beetles in the United States, Canada, and certain other countries beginning in the first quarter of 2000. The vehicles that the Registrant intends to sell differ significantly from Volkswagens "new style" bug introduced in 1998. The Registrant's vehicles are based on the rear engine, air cooled, "old style" bugs last sold in the United States in 1979. These new "old style" bugs, although basic in operation and styling, remain faithful to the personality, charm and friendly quirks of the bug best known by America.

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

Fortunately, current Federal laws permit the importation, conversion and sale of virtually any automobile, provided that the finished cars meet strict DOT and EPA standards and proper licensing is secured. Accordingly, the Registrant intends to purchase new Bugs directly from the Pueblo, Mexico VW factory (or from several of the over 200 dealers in Mexico) and modify each car so that it fully complies with U.S. safety and emission standards, making them fully legal for sale in the U.S.

There are several ways for the Registrant to obtain the necessary regulatory clearances for new Bug certification; however, the Registrant has chosen to pursue what it believes to be the most respected and credible license, known as a "small volume manufacturer" ("SVM") license, If granted by the EPA, a SVM license would permit the Registrant to modify and sell in the U.S. up to 10,000 cars per, year.

The Registrant expects to sell the cars through direct sales to automotive dealers, national wholesale car auctions and through the Internet (on a site to be developed). Current management of the Registrant will be initially responsible for securing such sales. The Registrant expects to secure letters of credit from contracted buyers, and proposes to borrow sufficient capital through a revolving credit facility to finance the purchase, modification and transportation of the cars on order. The Registrant has not as yet secured such a credit facility.

To the Registrant's knowledge, there are currently no other manufacturers or suppliers of new "old style" bugs in the U.S.; however, there is direct competition by Volkswagen who sell a "new style" bug, and indirect competition by numerous other "economical" cars offered by established manufactures.

The Registrant proposes to offer "old style" bugs with a 2 year limited, bumper to bumper warranty, which will be self administered by the Registrant (made possible by the well documented and proven reliability of the car over many years).

The Registrant expects that the Bugs will retail for approximately $13,000. The purchase cost of each car from sources in Mexico (as discussed below) will be approximately $6,500. The cost of converting each vehicle, as set forth in the contract with LPC of New York, Inc., will not exceed $1,600 per car for the following structural modifications and the emissions modifications necessary to meet all regulatory requirements (including the cost of all parts):

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

The  Registrant  expects  to  sell its  cars  through  automobile wholesalers,  new car dealers, and the Internet.  The  Registrant
has   not   yet   secured   any  sales  or  contracted   specific
distributors.

The Registrant has undertaken the necessary steps to begin the process of securing a SVM license and has contracted with a very reputable vehicle certification laboratory, LPC of New York, Inc. ("LPC"), of Ronkonkoma, New York (see Exhibit 10.1 to this Form 10-QSB). LPC is currently conducting the necessary testing and assessments to determine the exact modifications necessary to ensure DOT and EPA certification and a SVM license. Upon completion of all necessary government licensing and the issuance of a SVM license, the Registrant would be in a position to legally import new bugs from Mexico, modify each car and retail them as new "classic bugs" in the U.S. marketplace.

The LPC contract, which has an effective date of September 29, 1999, guarantees certification and a SVM license within 3 to 6 months and will cost $375,000,00 (this has been extended by the parties to at least September 1, 2000 in order for the certification to be completed). LPC has indicated that although original crash tests on the VW Beetle are still available and valid, updated crash tests will have to be conducted, which will entail an additional cost to the Registrant under that contract of up to $175,000. The Registrant has secured a total of $300,000 in invested capital from the two principals of the Registrant to date (as evidenced by two Promissory Notes attached as Exhibits to this Form 10-QSB); these individuals have committed to contributing up to an additional total of $250,000 to the capital of the Registrant in order to complete the LPC contract and fund initial operations of the Registrant.

The  Registrant  has  no  direct control  over  the  testing  and licensing necessary to complete the certification and is dependent on the successful completion of the testing and modifications. Once completed, LPC and the Registrant will file the appropriate documentation with DOT, EPA, and CARB; the Registrant has been advised that the final approval process takes approximately one month to complete (counted in the guaranteed timeframe quoted by LPC). Once all tests are completed, then it will be determined the exact modifications that will be needed for the Bugs to be purchased.

The Registrant intends to purchase vehicles directly from the Volkswagen manufacturing plant in Pueblo, Mexico and/or from several of the more than 200 dealers throughout Mexico (there are approximately 100,000 "old style" bugs manufactured and they are primarily sold in Mexico per year). There are no contracts in place with any supplier at this time. However, from the production at this plant, as well as excess supply, it is the opinion of management that there will be adequate supply of automobiles for purchase by the Registrant. There is no license or other agreement needed from Volkswagen in order for the Registrant to buy and convert these automobiles for sale in the U.S. once the SVM license is in place.

Once the car is purchased from Volkswagen, it will be converted to meet DOT, EPA, and CARB standards. The Registrant intends to subcontract out all modifications and certification work to a qualified third party conversion facility. There are several such facilities available and the Registrant to be contracted by the Registrant. Although there is no firm agreement with any such firm, the Registrant has contacted International Auto Processors, based in Brunswick, Georgia, about converting the Registrant purchased automobiles. This is a large and credible company which has substantial experience with large volume conversion facilities, which currently converts approximately 175,000 automobiles per year for such companies BMW and Ford Motor Company. It is anticipated that a contract with this firm can be concluded within thirty days from the time that the Registrant advised this firm that cars are ready to be shipped.

Although the Registrant has no major customers, it believes that will not be dependent on such. Sales are expected to be geographically widespread and with many small orders.

Except for those outlined above, the Registrant is not aware of any government regulations required or any probable governmental regulation change which would have an adverse effect on the Registrant.

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 5.   OTHER INFORMATION

On  April  26,  2000, the Company filed a Form  S-8  to  register
500,000  shares  of its common stock to be issued  to  Donald  J.
Christie in exchange for the consulting services to be rendered on behalf of the company, valued at $203,000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS
                          EXHIBIT INDEX

Number                    Description

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on
December 8,
     1999).

3.2  Certificate of Amendment of Articles of Incorporation
     (incorporated by reference to Exhibit 3.2 of the Form 10-
SB/A
     filed on December 8, 1999).

3.3 Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on December 8, 1999).

10.1 Agreement to Provide Services for Certification between the
     Registrant and LPC of New York, Inc., dated September 28,
1999
     (incorporated by reference to Exhibit 10.1 of the Form 10-
SB/A
     filed on December 8, 1999).

10.2 Promissory Note made by Brad Randolph in favor of the Registrant, dated June 11, 1999 (incorporated by reference to
     Exhibit 10.2 of the Form 10-SB/A filed on December 8, 1999).

10.3 Promissory Note made by Anoop Pittalwala in favor of the Registrant, dated June 11, 1999 (incorporated by reference to
     Exhibit 10.3 of the Form 10-SB/A filed on December 8, 1999).

23   Consent of Certified Public Accountant

27   Financial Data Schedule (see below).

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Nostalgia Motorcars, Inc.



                           By: /s/ Brad Randolph
                              Brad Randolph, President



                           Date: August 29, 2000