Form 10QSB
period 2000-09-30
NOSTALGIA MOTORCARS INC
filed 2000-11-29
CIK 1095751

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Commission File No. 000-27549






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

There are 5,500,000 shares of common stock outstanding as of September 30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Audited financial statements as of September 30, 2000, and for the nine-month periods then ended.
                        TABLE OF CONTENTS


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














                  INDEPENDENT AUDITORS' REPORT





Board of Directors                            November 22, 2000
NOSTALGIA MOTORCARS, INC.
Phoenix, Arizona



     I have audited the accompanying Balance Sheet of NOSTALGIA MOTORCARS, INC. (A Development Stage Company), as of September
30, 2000, and December 31, 1999, and the related statement of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992,(inception), to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NOSTALGIA MOTORCARS, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statement of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 21, 1992, (inception), to September 30, 2000, in conformity with generally accepted accounting principles.

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



/s/ Barry L. Friedman
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)





                          BALANCE SHEET





                             ASSETS



                                   9 Mos. Ending    Year Ended
                                   Sep. 30, 2000    Dec. 31, 1999


CURRENT ASSETS

   Cash                                   $   310       $   25,954
                                      -----------      -----------
   TOTAL CURRENT ASSETS                   $   310       $   25,954
                                      -----------      -----------

FIXED ASSETS

   Automobile (Net)                     $   7,417        $   8,900

   Equipment (Net)                          4,903            6,771
                                      -----------      -----------
   TOTAL FIXED ASSETS                  $   12,320       $   15,671
                                      -----------      -----------

OTHER ASSETS

   Research & Development              $   16,920       $   16,920

   Deposits                                47,426           47,426
                                      -----------      -----------
   TOTAL OTHER ASSETS                  $   64,346       $   64,346
                                      -----------      -----------
TOTAL ASSETS                           $   76,976      $   105,971
                                      -----------      -----------





















 The accompanying notes are an integral part of these financial statements

                    NOSTALGIA MOTORCARS, INC.

                  (A Development Stage Company)





                          BALANCE SHEET





              LIABILITIES AND STOCKHOLDERS' EQUITY



                                          9 Mos. Ending  Year Ended
                                          Sep. 30, 2000  Dec. 31, 1999


CURRENT LIABILITIES

   Accounts Payable                           $   8,327      $   22,750
   Accrued Interest Payable                       8,054               0
   Convertible Notes Payable (Note #9)          100,000               0
   Officers Loans (Note #5)                     300,000         300,000
   Officers Advances (Note #5)                   15,612      $   14,195
                                             ----------      ----------

TOTAL CURRENT LIABILITIES                    $  431,993      $  336,945
                                             ----------      ----------

STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 50,000,000 shares
issued and outstanding at
December 31, 1999 - 5,000,000 shares          $   5,000
September 30, 2000 - 5,500,000 shares         $   5,500

   Additional Paid-in Capital                   202,500               0

   Accumulated loss during
   the development stage                       -563,017        -235,974
                                             ----------      ----------

TOTAL STOCKHOLDERS' EQUITY                   $ -355,017      $ -230,974
                                             ----------      ----------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                          $   76,976     $   105,971
                                             ----------      ----------



















 The accompanying notes are an integral part of these financial statements

                            NOSTALGIA MOTORCARS, INC.

                          (A Development Stage Company)





                             STATEMENT OF OPERATIONS



                          3 Mos. Ended      3 Mos. Ended     9 Mos. Ended     9 Mos. Ended
                          Sep. 30, 2000      Sep. 30, 1999   Sep. 30, 2000    Sep. 30, 1999


REVENUE                             $   0              $   0           $   0              $   0
                               ----------        -----------    ------------       ------------
EXPENSES
  General and
  Administrative                $   1,109        $   101,360     $   315,638        $   153,914

  Amortization                          0                  0               0                  0

  Depreciation                      1,117                635           3,351                635
                               ----------        -----------    ------------       ------------

  TOTAL EXPENSES                $   2,226        $   101,995     $   318,989        $   154,549
                               ----------        -----------    ------------       ------------

Net Profit/Loss (-)
from Operations                $   -2,226        $  -101,995      $ -318,989       $   -154,549
                               ----------        -----------    ------------       ------------
Interest Expense               $   -3,125        $         0      $   -8,054              $   0
                               ----------        -----------    ------------       ------------
Net Loss                       $   -5,351        $  -101,995     $  -327,043       $   -154,549
                               ----------        -----------    ------------       ------------
Net Loss per share -
 Basic and diluted
 (Note #2)                     $   -.0010         $   -.0204      $   -.0618         $   -.0309
                               ----------        -----------    ------------       ------------

Weighted average
number of common
shares outstanding              5,500,000          5,000,000       5,288,321          5,000,000




















    The accompanying notes are an integral part of these financial statements

                    NOSTALGIA MOTORCARS, INC.

                  (A Development Stage Company)





               STATEMENT OF OPERATIONS (Continued)


                                                           Nov.23, 1993
                         Year Ended        Year Ended      (INCEPTION) to
                         Dec. 31, 1999     Dec, 31, 1998   Sep. 30, 2000


REVENUE                            $  0               $  0            $  0
                             ----------          ---------      ----------
EXPENSES
  General and
  Administrative             $  227,339           $  1,496      $ -549,727
  Amortization                        0                  0             195

  Depreciation                    1,690                  0           5,041
                             ----------          ---------      ----------

  TOTAL EXPENSES             $  229,029           $  1,496      $  554,963
                             ----------          ---------      ----------
Net Profit/Loss (-)
from Operations              $ -229,029          $  -1,496      $ -554,963

Interest Expense                      0                  0          -8,054
                             ----------          ---------      ----------
Net Loss                     $ -229,029          $  -1,496      $ -563,017
                             ----------          ---------      ----------
Net Loss per share -
 Basic and diluted
 (Note #2)                    $  -.0458          $  -.0003       $  -.1119
Weighted average             ----------          ---------      ----------
number of common
shares outstanding            5,000,000          5,000,000       5,013,638
                             ----------          ---------      ----------


 The accompanying notes are an integral part of these financial statements

                              - 5 -
                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)


          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Additional   Accumu-
                                Common Stock        Paid-In     lated
                          Shares          Amount   Capital       Deficit


Balance,
December 31, 1998           5,000,000     $  5,000        $  0     $  -6,945

Net loss, Year Ended
December 31, 1999                                                   -229,029
                                                                  ----------
Balance,
December 31, 1999           5,000,000     $  5,000        $  0    $ -235,974

April 26, 2000
Issued For Services           500,000         +500    +202,500             0

Net Loss
January 1, 2000, to
September 30, 2000                                                  -327,043
                                                                  ----------
Balance,
September 30, 2000          5,500,000     $  5,500  $  202,500    $ -563,017
                           ----------    ---------  ----------    ----------




















 The accompanying notes are an integral part of these financial statements

                              - 6 -
                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS


                                   3 Mos. Ended     3 Mos. Ended   9 Mos. Ended    9 Mos. Ended
                                   Sep. 30, 2000    Sep. 30, 1999  Sep. 30, 2000   Sep. 30, 1999

Cash Flow from
Operating Activities
Net Loss                                $  -5,351      $  -101,995    $  -327,043     $  -154,549

Adjustment to reconcile
net loss to net cash
provided by operating
activities
  Amortization                                  0                0              0               0
  Depreciation                             +1,117             +635         +3,351            +635
Issued For Services                             0                0       +203,000               0
Increase in Current Assets
  Organization Costs                            0                0              0               0
  Research and Development                      0                0              0               0
  Deposits                                      0          -40,000              0         -40,000
  Automobile                                    0           -7,473              0          -7,473
  Computer                                      0                0              0          -9,888

Increase in Current Liabilities
  Convertible Notes Payable                     0                0       +100,000               0
  Accrued Interest Payable                 +3,125                0         +8,054               0
  Accounts Payable                              0          -12,250        -14,423         +22,750
  Officer's Loan                                0                0              0        +300,000
  Officers' Advances                       +1,400          +12,250         +1,417         +12,250
                                       ----------      -----------     ----------     -----------
Net cash used in
operating Activities                      $  +291      $  -148,833     $  -25,644     $  +123,725

Cash Flows from
Investing Activities                            0                0              0               0

Cash Flows from
Financing Activities
  Issuance of Common
  Stock for Cash                                0                0              0               0
                                       ----------      -----------     ----------     -----------
Net increase (decrease)                   $  +291      $  -148,833     $  -25,644     $  +123,725

Cash, beginning
of period                                     +19          272,558         25,954               0
                                       ----------      -----------     ----------     -----------
Cash,
end of period                              $  310       $  123,725         $  310      $  123,725
                                       ----------      -----------     ----------     -----------







    The accompanying notes are an integral part of these financial statements

                                      - 7 -
                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)

               STATEMENT OF CASH FLOWS (CONTINUED)

                                                                Nov. 23,
                                                                1993
                               Year Ended       Year Ended      (INCEPTION)
                                                                to
                               Dec. 31, 1999    Dec, 31, 1998   Sep. 30,
                                                                2000

Cash Flow from
Operating Activities
Net Loss                         $  -229,029         $  -1,496   $  -563,017

Adjustment to reconcile
net loss to net cash
provided by operating
activities
  Amortization                             0               +36          +195
  Depreciation                        +1,690                 0        +5,041
Issued For Services                        0                 0      +203,000
Increase in Current Assets
  Organization Costs                       0                 0          -195
  Research and Development           -16,920                 0       -16,920
  Deposits                           -47,426                 0       -47,426
  Automobile                          -7,473                 0        -7,473
  Computer                            -9,888                 0        -9,888

Increase in Current
Liabilities
  Convertible Notes Payable                0                 0      +100,000
  Accrued Interest Payable                 0                 0        +8,054
  Accounts Payable                   +22,750                 0        +8,327
  Officer's Loan                    +300,000                 0      +300,000
  Officers' Advances                 +12,250            +1,460       +15,612
                                ------------       -----------    ----------
Net cash used in
Operating Activities              $  +25,954              $  0     $  -4,690

Cash Flows from
Investing Activities                       0                 0             0

Cash Flows from
Financing Activities
  Issuance of Common
  Stock for cash                           0                 0        +5,000
                                ------------       -----------    ----------
Net increase (decrease)           $  +25,954              $  0        $  310

Cash, beginning
of period                                  0                 0             0
                                ------------       -----------    ----------
Cash,
end of period                      $  25,954              $  0  $        310
                                ------------       -----------    ----------


 The accompanying notes are an integral part of these financial statements

                              - 8 -

                    NOSTALGIA MOTORCARS, INC.
                  (A Development Stage Company)


                  NOTES TO FINANCIAL STATEMENTS
            September 30, 2000, and December 31, 1999


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

     Cash and equivalents

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

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

                              - 9 -
                    NOSTALGIA MOTORCARS, INC.
                     (FORMERLY AMEXAN, INC.)
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
            September 30, 2000, and December 31, 1999


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

     Loss Per Share

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.

     Year End

          The Company has selected December 31st as its year-end.

     Depreciation

          The Company is depreciating its fixed assets using the straight-line method with various useful lives.

     Year 2000 Disclosure

          The Y2K issue has had no effect on this Company.

     Policy  In Regards to Issuance of Common Stock in a Non-Cash
     Transaction

          The company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

                             - 10 -
                    NOSTALGIA MOTORCARS, INC.
                     (FORMERLY AMEXAN, INC.)
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
            September 30, 2000, and December 31, 1999


NOTE #3 - INCOME TAXES

     There  is no provision for income taxes for the period ended
     September 30, 2000. The Company's total deferred tax asset as of December 31, 1999 is as follows:

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

     On April 26, 2000 the Company issued 5,000,000 shares of its
     $0.001  par value common stock in consideration of  $203,000 for services or $0.406 per share.

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

                             - 11 -
                    NOSTALGIA MOTORCARS, INC.
                     (FORMERLY AMEXAN, INC.)
                  (A Development Stage Company)


            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
            September 30, 2000, and December 31, 1999

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


NOTE #9 - CONVERTIBLE NOTES PAYABLE


     The Company has issued five convertible notes payable totaling $100,000.00. All five notes were issued on various days during the first quarter of 2000. Each note carries interest at the rate of 12-1/2%. Each note may be converted to common shares not earlier than nine months from date of issuance, up to one year. At the time of conversion, the holder shall be entitled to receive one warrant for each share of common stock so received.





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

The Registrant has undertaken the necessary steps to begin the process of securing a SVM license and has contracted with a very reputable vehicle certification laboratory, LPC of New York, Inc. ("LPC"), of Ronkonkoma, New York (see Exhibit 10.1, incorporated by reference to the Form 10-SB, filed on December 8, 1999). LPC is currently conducting the necessary testing and assessments to determine the exact modifications necessary to ensure DOT and EPA certification and a SVM license. Upon completion of all necessary government licensing and the issuance of a SVM license, the Registrant would be in a position to legally import new bugs from Mexico, modify each car and retail them as new "classic bugs" in the U.S. marketplace.

The LPC contract, which has an effective date of September 29, 1999, guarantees certification and a SVM license within 3 to 6 months and will cost $375,000,00 (this has been extended by the parties to at least September 1, 2000 in order for the certification to be completed). LPC has indicated that although original crash tests on the VW Beetle are still available and valid, updated crash tests will have to be conducted, which will entail an additional cost to the Registrant under that contract of up to $175,000. The Registrant has secured a total of $300,000 in invested capital from the two principals of the Registrant to date (as evidenced by two Promissory Notes attached as Exhibits, incorporated by reference to the amended Form 10-SB, filed on December 8, 1999); these individuals have committed to contributing up to an additional total of $250,000 to the capital of the Registrant in order to complete the LPC contract and fund initial operations of the Registrant.

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

Capital Expenditures.

No material capital expenditures were made during the quarter ended on September 30, 2000.

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



                           Date: November 28, 2000