Form 10KSB
period 2000-12-31
NOSTALGIA MOTORCARS INC
filed 2001-09-10
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                        ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-28083

                            NOSTALGIA MOTORCARS, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                      88-0362112
     (State or jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                    Identification No.)



                  4502 East Karen Drive, Phoenix, Arizona 85032
                 --------------------------------------- ------
               (Address of principal executive offices) (Zip Code)

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

The Registrant had no revenues for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2001: Common Stock, par value $0.001 per share -- $365,000. As of March 31, 2001, the Registrant had 5,800,000 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

 PART I                                                                  PAGE

      ITEM 1.  BUSINESS....................................................2

      ITEM 2.  PROPERTIES..................................................4

      ITEM 3.  LEGAL PROCEEDINGS...........................................5

      ITEM 4.  SUBMISSION TO MATTERS TO VOTE
               OF SECURITY HOLDERS.........................................5

 PART II
      ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS............................5

      ITEM 6.   PLAN OF OPERATION..........................................7

      ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............... 9

      ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE.................... 9

 PART III
      ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
                REGISTRANT................................................ 9

      ITEM 10.  EXECUTIVE COMPENSATION....................................11

      ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT.....................................12

      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS..............................................12

 PART IV
      ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
                AND REPORTS ON FORM 8-K...................................13

 SIGNATURES...............................................................14

PART I.

ITEM 1.  BUSINESS.

A.       Business Development.

         Nostalgia Motorcars, Inc., a Nevada corporation ("Company"), was originally organized on November 23, 1993 as Amexan, Inc.; the name was changed on June 1, 1998 to Nostalgia Motorcars, Inc. Prior to the name change, Amexan was an inactive company from the date of incorporation. The business office of the Company is located at 4502 East Karen Drive, Phoenix, Arizona 85032. The Company's fiscal year ends on December 31. Currently, the Company has one part time employee (in sales and in accounting), but anticipates adding two full time and one part time additional employees in the near future for administrative support.

B.       Business of the Registrant.

         The Company intends to sell up to 10,000 new "old style" Volkswagen Beetles in the United States, Canada, and certain other countries beginning in the first quarter of 2002. The vehicles that the Company intends to sell differ significantly from Volkswagens "new style" bug introduced in 1998. The Company's vehicles are based on the rear engine, air cooled, "old style" bugs last sold in the United States in 1979. These new "old style" bugs, although basic in operation and styling, remain faithful to the personality, charm and friendly quirks of the bug best known by America.

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

         The Company neither owns nor leases any real or personal property. Mr. Randolph provides office space to the Company for $250.00 per month. This office space consists of one room of approximately 250 square feet in the home of Mr. Randolph, located at 4502 East Karen Drive, Phoenix, Arizona 85032.

         This office space is not suitable for the purposes of the Company (there is adequate insurance coverage on the assets of the Company at this location). The Company is currently seeking other office space in the greater Phoenix Arizona area.


ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

        From June 15, 1998 to October 21, 1999, the Company's common stock was traded on the Over the Counter Bulletin Board. On October 21, 1999 the shares were delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had not complied with the new eligibility rules of the Bulletin Board; that is, all companies must be reporting companies. On January 12, 2000 the Registrant's common stock was relisted on the Bulletin Board (symbol CRRZ) after its Form 10-SB registration statement cleared comments with the Securities and Exchange Commission. On May 5, 2001 the Company shares were again delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had failed to remain current by not filing the required Annual Report for the year ending December 31, 2000. The range of closing prices shown below is reported while trading on the Bulletin Board and the Pink Sheets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 2000
-----------------------------------------------
                                                          High       Low
                                                          ----       ----
Quarter Ended December 31, 2000                           0.25       0.09
Quarter Ended September 30, 2000                          0.58       0.23
Quarter Ended June 30, 2000                               0.94       0.28
Quarter Ended March 31, 2000                              1.10       0.35

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 1999
--------------------------------------------
                                                          High       Low
                                                          ----       ----
Quarter Ended December 31, 1999                                      0.20
Quarter Ended September 30, 1999                          0.69       0.17
Quarter Ended June 30, 1999                               0.56       0.09
Quarter Ended March 31, 1999                              1.25       0.12


(b)  Holders of Common Equity.

         As of March 31, 2001, there were 33 shareholders of record of the Registrant's common stock.

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

(a)  Twelve Month Plan of Operation.

         The Company continues to expect to sell its cars through automobile wholesalers, new car dealers, and the Internet. The Company has not yet secured any sales or contracted specific distributors.

         The Company has undertaken the necessary steps to begin the process of securing such a SVM license and has contracted a very reputable vehicle certification laboratory, LPC of New York, Inc. ("LPC"), of Ronkonkoma, New York. LPC will conduct the necessary testing and assessments to determine the exact modifications necessary to ensure DOT and EPA certification and a SVM license. Upon completion of all necessary government licensing and the issuance of a SVM license, the Company would be in a position to legally import new bugs from Mexico, modify each car and retail them as new "classic bugs" in the U.S. marketplace.

         The LPC contract, which guarantees certification and a SVM license within 3 to 6 months, will cost approximately $375,000,00. LPC has indicated that although original crash tests on the VW Beetle are still available and valid, updated crash tests might have to be conducted, which would entail an additional cost to the Company under that contract of up to $175,000. The Company is seeking new invested capital from various sources known to the principals of the Company in order to complete the LPC contract and fund initial operations of the Company.

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

ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements as of and for the year ended December 31, 2000, and for the year ended December 31, 1999 are presented in a separate section of this report following Part IV.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The accountant for the Registrant is now the firm of Merdinger, Fructer, Rosen & Corso, P.C., Certified Public Accountants, 888 Seventh Avenue, New York, NY 10106. The change was caused by the death of the previous accountant for the Registrant, Mr. Barry L. Freidman, Certified Public Accountant. There were no disagreements with Mr. Freidman regarding accounting and/or financial disclosure.


PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)  Officers and Directors.

         The names, ages, and respective positions of the directors and officers of the Company are set forth below. Mr. Brad Randolph has held his respective positions since May 20, 1999. Mr. George Liapis was appointed an officer and director on November 15, 2000 and resigned on July 25, 2001. Mr. Anoop Pittalwalla resigned as an officer and director on August 15, 2001. Mr. Brad Randolph will serve until the next annual meeting of the Registrant's stockholders or until his successor are duly elected and have qualified. Directors will be elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

Brad Randolph, President/Secretary/Director.

         Mr. Randolph, age 42, received his Bachelor of Science degree in 1983 from Kent State University, Kent, Ohio. From June 1994 to May 1999, he was employed as a Vice President and Operations Manager of Shakti Investments, Ltd. Shakti Investments, Inc. is an international investment, import/export, and trading company based in Phoenix, Arizona. Mr. Randolph's principal responsibilities included the research, qualification and negotiation of new business opportunities internationally. In this position, he gained extensive experience. With the planning, coordination and regulatory compliance required for the import and export of commodities with the U.S. and with several foreign countries.

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

Anoop Pittalwala, Vice President/Treasurer/Director

         Mr. Pittalwala, age 43, earned his Bachelor of Science Degree in Mechanical Engineering in 1981 from University of British Columbia. From 1997 to May 1999, he served as President/Director of Shatki Investments, Inc., and the same firm that employed Mr. Randolph. In this position, Mr. Pittalwala performed executive level management and administration of diverse business, trading, and investment activities. He was involved in the promotion, marketing, and penetration of international markets through the trade of commodities, consumer products, and financial instruments. Mr. Pittalwala also successfully coordinated the complete start-up of this company and negotiated and secured contracts with other international and domestic client base.

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

George Liapis Treasurer/Director

         Mr. Liapis, age 53, is an expert in restaurant management. He is a graduate of Memphis State University. He has been an owner of a number of restaurants which he developed. He is knowledgeable in small business finance and operations.

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


ITEM 10.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation                                   Long Term Compensation
                      -------------------------------------------------  -----------------------------------------------------
                                                             Other        Restricted
                                                             Annual         Stock        Options      LTIP        All Other
Position               Year     Salary ($)    Bonuses($)  Compensation($)  Awards($)     SARs(#)    Payouts ($)   Compensation
---------              ----     ----------    ----------  --------------  -----------    -------    -----------   ------------

Brad Randolph,         1999     $35,000         0              0          $750,000        0          0             0
President/Sec          2000      20,000         0              0              0           0          0             0

Anoop Pittalwala,      1999      30,000         0              0           87,500         0          0             0
VP/Treasurer           2000      39,250         0              0              0           0          0             0

George Liapis          2000         0           0              0              0           0          0             0


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2001 (5,800,000 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) the officers and directors of the Company (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

                 Name and Address of           Amount of Beneficial  Percent of
Title of Class   Beneficial Owner              Ownership               Class
-------------    -------------------           --------------------  ----------
Common Stock     Brad Randolph                 1,500,000               25.8%
                 4502 East Karen Drive
                 Phoenix, AZ  85032

Common Stock     All directors and executive   1,500,000               25.8%
                 officers as a group
                 (1 person)


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a)     Loans by Principal and Former Principal

        As indicated under Description of Business, a principal and former principal of the Company, have each loaned the Company $150,000. Each of these loans is evidenced by a promissory note dated June 11, 1999 and bearing interest at a rate equal to the prime rate as announced by the Wall Street Journal as of the last business day prior to the first day of each calendar quarter and adjusted as of the first day of each calendar quarter during the term of the promissory note. Under the terms of the promissory notes, the entire outstanding principal balance, together with all accrued and unpaid interest, shall be due and payable in full not later than the Maturity Date, which is two years from the date of the promissory note. At Maturity these loans were not called when the Company secured short-term extensions.

         Under the terms of the promissory notes, the holders may, at their option and at any time and from time to time, convert all or any portion of the then outstanding principal amount and accrued interest hereunder into that number of fully paid and nonassessable Shares equal to 25% of the then outstanding principal amount of the note as of the date of conversion. For example, if the principal amount on the date of conversion is $100,000, and the stock is trading at $1.00 per share on that date, then he would receive 25,000 Shares. The holders may exercise this option on more than one occasion, so long as there still remains an outstanding principal balance under the promissory notes.

         In case of any reorganization or recapitalization of the Company (by reclassification of its outstanding Shares or otherwise), or its consolidation or merger with or into another corporation, the principals will, upon conversion, be entitled to receive the shares of stock, cash or other consideration which they would receive upon such reorganization, recapitalization, consolidation or merger if immediately prior thereto the conversion had occurred and the holders had exchanged the Shares in accordance with the terms of such reorganization, recapitalization, consolidation or merger.

(b)      Office Space.

         The Company neither owns nor leases any real or personal property. Mr. Randolph provides office space to the Company at $250.00 per month. This office space consists of one room of approximately 250 square feet in the home of Mr. Randolph, located at 4502 East Karen Drive, Phoenix, Arizona 85032. This office space is not suitable for the purposes of the Company (there is adequate insurance coverage on the assets of the Company at this location). See "Item 2. Properties."



PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Index to Financial Statements and Schedules                          Page
                                                                         ----
Report of Independent Auditor                                            F-2

Balance Sheets of the Registrant as of
December 31, 2000 and 1999                                               F-3

Statements of Operations for the years ended
December 31, 2000 and 1999                                               F-4

Statements of Shareholders' Deficiency for the years
ended December 31, 2000 and 1999                                         F-5

Statements of Cash Flows for the years ended
December 31, 2000 and 1999                                               F-6

Notes to Financial Statements                                        F-7 - F-13

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

                                              NOSTALGIA MOTORCARS, INC.


Dated: September 6, 2001                      By: /s/ Brad Randolph
                                                 ---------------------
                                              Brad Randolph, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



 Signature                      Title                              Date

/s/ Brad Randolph          President/Secretary/Director       September 6, 2001
-------------------
Brad Randolph

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


                                      INDEX



                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                            F-2

BALANCE SHEETS                                                          F-3

STATEMENTS OF OPERATIONS                                                F-4

STATEMENT OF STOCKHOLDERS' DEFICIENCY                                   F-5

STATEMENTS OF CASH FLOWS                                                F-6

NOTES TO FINANCIAL STATEMENTS                                         F-7 - F-13

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS OF
 NOSTALGIA MOTORCARS, INC.

We have audited the accompanying balance sheets of Nostalgia Motor Cars, Inc. (formerly Amexan, Inc.) (a Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period from November 23, 1993 (inception) to December 31, 2000. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nostalgia Motor Cars, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from November 23, 1993 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                      Certified Public Accountants

Los Angeles, California
June 26, 2001

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                          December 31,
                                                                 ---------------------------
                                                                      2000           1999

                                                                 -----------    ------------
         ASSETS
 CURRENT ASSETS
      Cash and cash equivalents                                  $       206    $     25,954

 PROPERTY AND EQUIPMENT, net of depreciation
  of $6,192 and $1,690 in 2000 and 1999, respectively
                                                                       8,326          15,671

 OTHER ASSETS                                                              -           7,426
                                                                 -----------    ------------
       TOTAL ASSETS                                              $     8,532    $     49,051
                                                                 ===========    ============

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
      Accounts payable and accrued expenses                      $    11,250    $     22,750
      Accrued interest                                                51,888          13,398
      Due to related party                                            38,900          14,195
      Convertible notes payable                                      100,000               -
      Convertible notes payable due to related party                 300,000         300,000
                                                                 -----------    ------------
       Total liabilities                                             502,038         350,343
                                                                 -----------    ------------

 Commitments and contingencies                                             -               -

 STOCKHOLDERS' DEFICIENCY:
      Common stock, $.001 par value; 50,000,000 shares
        authorized; 5,800,000 and 5,300,000 shares issued
        and outstanding                                                5,800           5,300
      Additional paid-in capital                                     328,700         123,200
      Deficiency accumulated during the development stage           (828,006)       (429,792)
                                                                 -----------    ------------
       Total stockholders' deficiency                               (493,506)       (301,292)
                                                                 -----------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $     8,532    $     49,051
                                                                 ===========    ============




The accompanying notes are an integral part of the financial statements.


                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                         Cumulative from
                                                                           November 23,
                                                                         1993 (inception)
                                               For the Year Ended             to
                                                   December 31,           December 31,
                                              2000           1999            2000
                                         ------------     ----------     ----------------
REVENUE                                  $          -     $        -     $           -

EXPENSES
    General and administrative                350,708        350,839           708,297
     Depreciation                               4,502          1,690             6,387
     Research and development                   4,514         56,920            61,434
                                         ------------     ----------     -------------

     Total Expenses                           359,724        409,449           776,118
                                         ------------     ----------     -------------

LOSS FROM OPERATIONS                         (359,724)      (409,449)        ( 776,118)
                                         ------------     ----------     -------------

INTEREST EXPENSE                            (  38,490)     (  13,398)        (  51,888)
                                         ------------     ----------     -------------

LOSS BEFORE PROVISION
 FOR INCOME TAXES                            (398,214)      (422,847)        ( 828,006)

PROVISION FOR INCOME TAXES                          -              -                 -
                                         ------------     ----------     -------------

NET LOSS                                 $   (398,214)    $ (422,847)    $   ( 828,006)
                                         ============     ==========     =============

NET LOSS PER COMMON SHARE

    Basic  and diluted                   $   (   0.07)    $  (  0.08)
                                         ============     ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                5,633,333      5,183,333
                                         ============     ==========



The accompanying notes are an integral part of the financial statements.

                                 NOSTALGIA MOTORCARS, INC.
                               (A Development Stage Company)
                           STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                        Deficiency
                                                                                        Accumulated
                                                      Common Stock        Additional     During the
                                               ------------------------     Paid-in     Development
                                               Shares         Amount        Capital        Stage              Total
                                              ---------     ---------     ----------    ------------     -------------
 Balance at November 23, 1993 (Inception)             -     $       -     $        -    $          -     $        -

 Issuance of shares for cash on
   November 30, 1993, at par                  5,000,000         5,000              -               -            5,000
 Net loss                                             -             -              -       (   4,808)        (   4,808)
                                              ---------     ---------     ----------    ------------     -------------
 Balance at December 31, 1993                 5,000,000         5,000                      (   4,808)              192

 Net loss                                             -             -              -       (     124)        (     124)
                                              ---------     ---------     ----------    ------------     -------------
 Balance at December 31, 1994                 5,000,000         5,000              -       (  4,932)                68

 Net loss                                             -             -              -       (     39)         (      39)
                                              ---------     ---------     ----------    ------------     -------------
 Balance at December 31, 1995                 5,000,000         5,000              -       (  4,971)                29

 Net loss                                             -             -              -       (    439)         (     439)
                                              ---------     ---------     ----------    ------------     -------------
 Balance at December 31, 1996                 5,000,000         5,000              -       (  5,410)         (     410)
                                              ---------     ---------     ----------    ------------     -------------

 Net loss                                             -             -              -       (     39)         (      39)
                                              ---------     ---------     ----------    ------------     -------------
 Balance at December 31, 1997                 5,000,000         5,000              -       (   5,449)        (     449)
                                              ---------     ---------     ----------    ------------     -------------

 Net loss                                             -             -              -       (  1,496)         (   1,496)
                                              ---------     ---------     ----------    ------------     -------------
 Balance at December 31, 1998                 5,000,000         5,000              -       (  6,945)         (   1,945)
                                              ---------     ---------     ----------    ------------     -------------

 Common stock issued for services rendered      300,000           300        121,700               -           122,000
 Capital contribution                                 -             -          1,500               -             1,500
 Net loss                                             -             -              -       ( 422,847)        ( 422,847)
                                              ---------     ---------     ----------    ------------     -------------
 Balance at December 31, 1999                 5,300,000         5,300        123,200       ( 429,792)        ( 301,292)

 Common stock issued for services rendered      500,000           500        202,500               -           203,000
 Capital contribution                                 -             -          3,000               -             3,000
 Net loss                                             -             -              -       ( 398,214)        ( 398,214)
                                              ---------     ---------     ----------    ------------     -------------
 Balance at December 31, 2000                 5,800,000     $   5,800     $  328,700    $  ( 828,006)    $   ( 493,506)
                                              =========     =========     ==========    ============     =============

The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                              Cumulative from
                                                                                                November 23,
                                                                                              1993 (inception)
                                                                   For the Year Ended               to
                                                                      December 31,             December 31,
                                                                 2000            1999              2000
                                                            -----------     -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $  (398,214)    $    (422,847)    $ (828,006)
   Depreciation and amortization                                  4,502             1,690         13,332
   Rent expense                                                   3,000             1,500          4,500
   Write off of intangible assets                                 4,514            56,920         61,434
   Stock issued for services rendered                           203,000           122,000        325,000
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase (decrease) in accounts payable                     ( 11,500)           35,000         11,705
   Increase  in accrued interest                                 38,490            13,398         51,888
   Increase  in due to related party                             24,705                 -         36,500
                                                            -----------     -------------     -----------
  Net cash used in operating activities                        (131,503)         (192,339)      (323,647)
                                                            -----------     -------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Organizational costs -                                             -          (    195)
   Deposits                                                       7,426          ( 47,426)     (  40,000)
   Research and development                                           -          ( 16,920)     (  16,920)
   Purchase of property and equipment                          (  1,671)         ( 17,361)     (  19,032)
                                                            -----------     -------------     -----------
  Net cash provided by (used in) investing activities             5,755          ( 81,707)     (  76,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of convertible debentures                           100,000                 -        100,000
   Issuance of convertible notes to related parties                   -           300,000        300,000
                                                            -----------     -------------     -----------
 Net cash provided by financing activities                      100,000           300,000        400,000
                                                            -----------     -------------     -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                        (25,748)           25,954            206

CASH AND CASH EQUIVALENTS - BEGINNING                            25,954                 -              -
                                                            -----------     -------------     -----------
CASH AND CASH EQUIVALENTS - ENDING                          $       206     $      25,954     $      206
                                                            ===========     =============     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 CASH PAID DURING THE YEAR FOR:
   Interest expense                                         $        -      $          -      $         -
                                                            ===========     =============     ===========
   Income taxes                                             $        -      $          -      $         -
                                                            ===========     =============     ===========

The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Nature of Operations
          --------------------
          Nostalgia  Motor Cars,  Inc.  ("Company")  is currently a  development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was originally organized on November 23, 1993 as Amexan, Inc.; the name was changed to Nostalgia Motorcars, Inc. on June 1, 1998. Prior to the name change, Amexan, Inc. was an inactive company from the date of incorporation.

          Management is currently developing a business plan to sell automobiles through direct sales to automotive dealers, national wholesale car auctions and through the internet.

     b)   Basis of Presentation
          ---------------------
          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional captial, it would be unlikely for the Company to continue as a going concern. These financial statement do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

     c)   Use of Estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     d)   Cash and Cash Equivalents
          -------------------------
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     e)   Concentration of Credit Risk
          ----------------------------
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)   Fair Value of Financial Instruments

          Statement of Financial Accounting Standard No. 107 (SFAS 107), Disclosures About Fair Value of Financial Instruments, requires all entities to disclose the fair value of certain financial instruments in their financial statements. The fair value of financial instruments was estimated based on the following methods and assumptions:

          a. Cash and cash equivalents, deposits, and accounts payable are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

          b. The carrying value of convertible debt approximates fair value as the related interest rate is variable and approximates market rates.

     g)   Property and Equipment
          ----------------------
          Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

     h)   Income Taxes
          ------------
          Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

     i)   Stock-Based Compensation
          ------------------------
          Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) establishes accounting policies for stock and stock-based awards issued to employees and non-employees for services rendered and goods received. The Company records transactions in which services or goods are rendered or received from non-employees for the issuance of equity securities based on the fair value of the Company's stock at the date the services are rendered or goods received.

     j)   Loss Per Share
          --------------
          SFAS No. 128, Earnings Per Share, requires presentation of basic earnings/loss per share ("Basic EPS" or "Basic LPS") and diluted earnings/loss per share ("Diluted EPS" or "Diluted LPS").

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j)   Loss Per Share (continued)
          --------------------------
          The computation of basic earnings/loss per share is computed by dividing income/loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings/loss per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS/LPS does not assume conversion exercise or contingent exercise of securities that would have an antidilutive effect on earnings/loss.

          As of December 31, 2000, the Company had no potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                                          December 31,
                                                -------------------------------
                                                    2000               1999
                                                ------------        -----------
               Basic  and diluted                  5,633,333          5,183,333
                                                ============        ===========

     k)   Comprehensive Income
          --------------------
          In June 1998, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2000 and 1999, and for the period from November 23, 1993 (inception) to December 31, 2000, the Company had no items that represent comprehensive income, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

     l)   Disclosures About Segments of an Enterprise and Related Information
          -------------------------------------------------------------------
          Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates in one business segment and does not have revenues from foreign operations.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - RELATED PARTY TRANSACTIONS

          The Company had the following related party transactions for the years ended December 31, 2000 and 1999:

          Office Expense
          --------------
          A stockholder provided office space valued at $250 per month, for the years ending December 31, 2000 and December 31, 1999. The value of this office space, totaling $3,000 and $1,500, respectively, has been recorded in the statements of operations, with a corresponding contribution to capital as of December 31, 2000 and December 31, 1999.

          Due to Related Party
          --------------------
          The Company has accrued amounts due to its president for services rendered and expenses paid by the president on behalf of the Company of $38,900 and $14,195 at December 31, 2000 and 1999, respectively.

          Convertible Notes Payable Due to Related Party
          ----------------------------------------------
          In 1999, the Company issued two convertible notes totaling $300,000 to the president and vice-president of the Company. The notes mature in June 2001 and bear interest at the prime rate, adjusted quarterly. The note holders may, at their discretion, convert all or any outstanding portion of the balance due into shares of common stock of the Company, calculated as the outstanding balance to be converted divided by $0.25.

NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment, at cost, consisted of the following:

                                                            December 31,
                                                 ----------------------------
                                                     2000             1999
                                                 ------------     -----------
             Computer Equipment                  $     10,132     $     8,461
             Automobile                                 4,386           8,900
                                                 ------------     -----------
             Total                                     14,518          17,361
              Less:  Accumulated Depreciation          (6,192)         (1,690)
                                                 ------------     -----------
             Net Property and Equipment          $      8,326      $   15,671
                                                 ============      ==========

          For the years ended December 31, 2000 and 1999, depreciation expense was $4,502 and $1,690, respectively.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 4 - CONVERTIBLE NOTES PAYABLE

          During the year ended December 31, 2000, the Company issued five convertible notes payable totaling $100,000, which mature in March 2001. These notes bear interest at the rate of 12.5% per annum. Each note is subject to automatic conversion at the maturity date. As of June 2001, the notes have not yet been converted.

          In 1999 the Company issued convertible notes payable totaling $300,000 to two related parties (see Note 2).

NOTE 5 - STOCKHOLDERS' DEFICIENCY

          Common stock
          ------------
          The aggregate number of shares of common stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.001. As of December 31, 2000 and 1999, 5,800,000 and 5,300,000 were issued and outstanding, respectively

          Common stock issued for services
          --------------------------------
          On May 21, 1999, the Company issued 200,000 shares of its common stock in consideration of services rendered valued at $62,000, or $.31 per share.

          On September 13, 1999, the Company issued 100,000 shares of its common stock in consideration of services rendered valued at $60,000, or $.60 per share.

          On April 26, 2000, the Company issued 500,000 shares of its common stock in consideration for services valued at $203,000 or $0.406 per share.

          Contributed capital
          -------------------
          During 2000 and 1999, a related party contributed office space valued at approximately $3,000 and $1,500, respectively, which is recorded as contributed capital.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 6 - INCOME TAXES

          The components of the provision for income taxes are as follows:

                                                                  For the Period
                                                                   from November
                                                                     23, 1993
                                       For the Year Ended          December 31,
                                          December 31,            (inception) to
                                      ------------------------     December 31,
                                         2000            1999          2000
                                      --------        --------    --------------
   Current Tax Expense
       U.S. Federal                   $      -        $      -      $       -
       State and Local                       -               -              -
                                      --------        --------      ---------
   Total Current                             -               -              -
                                      --------        --------      ---------
   Deferred Tax Expense
       U.S. Federal                          -               -              -
       State and Local                       -               -              -
                                      --------        --------      ---------
   Total Deferred                            -               -              -
                                      --------        --------      ---------
   Total Tax Provision (Benefit)
    from Operations                   $      -        $      -      $       -
                                      ========        ========      =========

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                                (   34.0)%
            Deferred Tax Charge (Credit)                                 -
            Effect on Valuation Allowance                              34.0%
            State Income Tax, Net of Federal Benefit                     -
                                                                 -----------
            Effective Income Tax Rate                                   0.0%
                                                                 ==========

          As of December 31, 2000 and December 31, 1999, the Company had net carryforward losses of approximately $706,006 and $237,474 respectively. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Net operating loss carryforwards expire through 2020.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 6 - INCOME TAXES (Continued)

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purpose and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                ----------------------------
                                                    2000              1999
                                                ----------      ------------
                Deferred Tax Assets
                Loss Carryforwards              $  282,402      $    94,990

                Less:  Valuation Allowance        (282,402)         (94,990)
                                                -----------     ------------
                Net Deferred Tax Assets         $        -      $         -
                                                ===========     ============

NOTE 7 - SUBSEQUENT EVENTS

          The Company's convertible notes payable, due at various dates from January through June 2001, have not yet been settled. The Company plans to convert the convertible notes payable into common stock on August 15, 2001, and plans to convert the convertible notes payable due to related parties into common stock on September 15, 2001.

          The Company is in the process of canceling 400,000 of the 500,000 shares issued for services rendered on April 26, 2000, as the contract is no longer in force.

                                  EXHIBIT INDEX

Exhibit
 No.                       Description
-------                    ------------

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

10.2 Promissory Note made by Registrant in favor of Brad Randolph, dated June 11, 1999 (incorporated by reference to Exhibit 10.2 of the Form 10-SB/A filed on December 8, 1999).

10.3 Promissory Note made by Registrant in favor of Anoop Pittalwala, dated June 11, 1999 (incorporated by reference to Exhibit 10.3 of the Form 10-SB/A filed on December 8, 1999).