Form 10QSB
period 2001-03-31
NOSTALGIA MOTORCARS INC
filed 2001-09-14
CIK 1095751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2001 - 5,800,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                            NOSTALGIA MOTORCARS, INC.

                                      Index

                                                                         Page
                                                                        Number
                                                                        ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of March 31, 2001 and December 31, 2000       2

           Statements of Operations for the three months ended
           March 31, 2001 and 2000 and cumulative from November 23,
           1993 (inception) to March 31, 2001                              3

           Statements of Cash Flows for the three months
           ended March 31, 2001 and 2000 and cumulative from
           November 23, 1993 to March 31, 2001                             4

           Notes to Condensed Consolidated Financial Statements           5-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations/Plan of Operation          11-13

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              13

Item 2.    Change in Securities and Use of Proceeds                       13

Item 3.    Defaults Upon Senior Securities                                13

Item 4.    Submission of Matters to a Vote of Security Holders            13

Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                14

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                March 31,      December 31,
                                                                  2001            2000
                                                              ------------     ------------
                                                               (Unaudited)
          ASSETS
  CURRENT ASSETS
       Cash and cash equivalents                              $        180     $        206

  PROPERTY AND EQUIPMENT, net of depreciation
   of $7,317 and $6,192
                                                                     7,201            8,326

  OTHER ASSETS                                                           -                -
                                                              ------------     ------------
        TOTAL ASSETS                                          $      7,381     $      8,532
                                                              ============     ============
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES
       Accounts payable and accrued expenses                  $     13,275     $     11,250
       Accrued interest                                             61,481           51,888
       Due to related party                                         38,900           38,900
       Convertible notes payable                                   100,000          100,000
       Convertible notes payable due to related party              300,000          300,000
                                                              ------------     ------------
        Total liabilities                                          513,656          502,038
                                                              ------------     ------------

  Commitments and contingencies                                          -                -

  STOCKHOLDERS' DEFICIENCY:
       Common stock, $.001 par value; 50,000,000 shares
         authorized; 5,800,000 shares issued and outstanding         5,800            5,800
       Additional paid-in capital                                  329,450          328,700
       Deficiency accumulated during the development stage        (841,525)        (828,006)
                                                              -------------    ------------
        Total stockholders' deficiency                            (506,275)        (493,506)
                                                              ------------     ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $      7,381     $      8,532
                                                              ============     ============


The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                 Cumulative from
                                                                    November 23,
                                             For the Three      1993 (inception)
                                           Months  Ended                to
                                               March 31,            March 31,
                                   ----------------------------  ---------------
                                       2001           2000             2001
                                  -------------    -----------    ------------
REVENUE                              $        -    $         -    $          -
                                  -------------    -----------    ------------

EXPENSES
    General and administrative            2,801         82,223         711,098
     Depreciation                         1,125          1,117           7,512
     Research and development                 -              -          61,434
                                  -------------    -----------    ------------
     Total Expenses                       3,926         83,340         780,044
                                  -------------    -----------    ------------

LOSS FROM OPERATIONS                 (    3,926)       (83,340)      ( 780,044)

INTEREST EXPENSE                     (    9,593)       ( 1,803       (  61,481)
                                  -------------    -----------    ------------

LOSS BEFORE PROVISION
 FOR INCOME TAXES                     (  13,519)       (85,143)      ( 841,525)

PROVISION FOR INCOME TAXES                    -              -               -
                                  -------------    -----------    ------------

NET LOSS                          $   (  13,519)   $   (85,143)   $  ( 841,525)
                                  =============    ===========    ============

NET LOSS PER COMMON SHARE

    Basic  and diluted            $   (   0.00)    $   (  0.02)
                                  =============    ===========




The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                    Cumulative from
                                                                                      November 23,
                                                       For the Three Months Ended   1993 (inception)
                                                                 March 31,                 to
                                                      ---------------------------      March  31,
                                                           2001           2000            2001
                                                       -----------     ----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $  ( 13,519)    $  (85,143)     $ (841,525)
   Depreciation and amortization                             1,125          1,117          14,457
   Rent expense                                                750                          5,250
      Write off of intangible assets                             -                         61,434
      Stock issued for services rendered                         -                        325,000
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Increase (decrease) in accounts payable                2,025        (14,423)         13,730
      Increase  in accrued interest                          9,593          1,803          61,481
   Increase  in due to related party                             -               -         36,500
                                                       -----------     ----------     -------------
  Net cash used in operating activities                   (     26)       (96,646)       (323,673)
                                                       -----------     ----------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Organizational costs -                                        -         (  195)
   Deposits                                                      -              -       (  40,000)
   Research and development                                      -              -       (  16,920)
   Purchase of property and equipment                            -              -       (  19,032)
                                                       -----------     ----------     -------------
  Net cash provided by (used in) investing activities            -              -       (  76,147)
                                                       -----------     ----------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of convertible debentures                            -        100,000         100,000
   Issuance of convertible notes to related parties              -              -         300,000
                                                       -----------     ----------     -------------
 Net cash provided by financing activities                                100,000         400,000
                                                       -----------     ----------     -------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                (       26)         3,354             180

CASH AND CASH EQUIVALENTS - BEGINNING                          206         25,954               -
                                                       -----------     ----------     -------------
CASH AND CASH EQUIVALENTS - ENDING                     $       180     $   29,308    $        180
                                                       ===========     ==========    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 CASH PAID DURING THE PERIOD FOR:
   Interest expense                                    $         -     $        -    $          -
                                                       ===========     ==========    ==============
   Income taxes                                        $         -     $        -    $          -
                                                       ===========     ==========    ==============

The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Nature of Operations
          --------------------
          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2000.

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

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     f)   Fair Value of Financial Instruments
          -----------------------------------
          Statement of Financial Accounting Standard No. 107 (SFAS 107), Disclosures About Fair Value of Financial Instruments, requires all entities to disclose the fair value of certain financial instruments in their financial statements. The fair value of financial instruments was estimated based on the following methods and assumptions:

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

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          As of March 31, 2001 and 2000, the Company had no potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                                         March  31,
                                                  2001                2000
                                                ---------          ---------
                    Basic  and diluted          5,800,000          5,000,000
                                                =========          =========

     k)   Comprehensive Income
          --------------------
          In June 1998, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2001 and 2000, and for the period from November 23, 1993 (inception) to March 31, 2001, the Company had no items that represent comprehensive income, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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


NOTE 2 - RELATED PARTY TRANSACTIONS

          The Company had the following related party transactions for the three months ended March 31, 2001 and 2000:

          Office Expense
          --------------
          A stockholder provided office space valued at $250 per month, for the three months ending March 31, 2001. The value of this office space, totaling $750 has been recorded in the statements of operations, with a corresponding contribution to capital as of March 31, 2001.

          Due to Related Party
          --------------------
          The Company has accrued amounts due to its president for services rendered and expenses paid by the president on behalf of the Company of $38,900 as of March 31, 2001 and 2000.

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

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment, at cost, consisted of the following:

                                                             March  31,
                                                       2001             2000
                                                    -----------     ----------
               Computer Equipment                   $    10,132     $   10,132
               Automobile                                 4,386          4,386
                                                    ------------    ----------
               Total                                     14,518         14,518
                 Less:  Accumulated Depreciation         (7,317)        (6,192)
                                                    ------------    ----------

               Net Property and Equipment           $     7,201     $    8,326
                                                    ============    ==========

          For the three months ended March 31, 2001 and 2000, depreciation expense was $1,125 and $1,117, respectively.


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


NOTE 5 - STOCKHOLDERS' DEFICIENCY

          Common stock
          ------------
          The aggregate number of shares of common stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.001. As of March 31, 2001 and December 31, 2000 5,800,000 were issued and outstanding.

          Contributed capital
          -------------------
          During the three months ended March 31, 2001, a related party contributed office space valued at approximately $ 750 which is recorded as contributed capital.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 6 - SUBSEQUENT EVENTS

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

ITEM 2.  PLAN OF OPERATION.

     The following Plan of Operation should be read in conjunction with the financial statements and notes included in this Form 10-QSB and the Registrant's annual report on Form 10-KSB for the year ended December 31, 2000.

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

Period ending March 31, 2001
---------------------------
         During this quarter the Company management again studied the modifications necessary to conform to all current DOT and EPA standards. The Company will import the "Classic Bug" from Mexico and do the state-of-the-art modifications as required. The Company believes that the now projected sales price of $13,000.00 makes the Company vehicle very attractive from a price stand point and given the excellent fuel economy the vehicle has very low operating expenses. The Company plans to place a great deal of effort to create a dealer network by the end of 2001.


Forward Looking Statements.
---------------------------
         The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."


Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Change in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

               None

          (b) Reports on Form 8-K

               None

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   NOSTALGIA MOTORCARS, INC.



Dated:  September 14, 2001        By:  /s/ Brad Randolph
                                  ---------------------------------------
                                   Brad Randolph, President