Form 10QSB
period 2001-06-30
NOSTALGIA MOTORCARS INC
filed 2001-09-14
CIK 1095751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2001 - 5,800,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                            NOSTALGIA MOTORCARS, INC.

                                      Index

                                                                         Page
                                                                        Number
                                                                        ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of June 30, 2001 and December 31, 2000       2

           Statements of Operations for the three and six months ended
           June 30, 2001 and 2000 and cumulative from November 23,
           1993 (inception) to June 30, 2001                              3

           Statements of Cash Flows for the six months
           ended June 30, 2001 and 2000 and cumulative from
           November 23, 1993 to June 30, 2001                             4

           Notes to Condensed Consolidated Financial Statements           5-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations/Plan of Operation        11-13

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              13

Item 2.    Change in Securities and Use of Proceeds                       13

Item 3.    Defaults Upon Senior Securities                                13

Item 4.    Submission of Matters to a Vote of Security Holders            13

Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                14

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                              June 30,         December 31,
                                                               2001              2000
                                                             ----------       -------------
                                                             (Unaudited)
         ASSETS
 CURRENT ASSETS
      Cash and cash equivalents                              $      155       $       206

 PROPERTY AND EQUIPMENT, net of depreciation
  of $8,442 and $6,192
                                                                  6,076             8,326

 OTHER ASSETS                                                         -                 -
                                                             ----------       -------------

       TOTAL ASSETS                                          $    6,231       $     8,532
                                                             ==========       =============
        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
      Accounts payable and accrued expenses                  $   14,250       $    11,250
      Accrued interest                                           71,074            51,888
      Due to related party                                       38,900            38,900
      Convertible notes payable                                 100,000           100,000
      Convertible notes payable due to related party            300,000           300,000
                                                             ----------       -------------
       Total liabilities                                        524,224           502,038
                                                             ----------       -------------

 Commitments and contingencies                                        -                 -

 STOCKHOLDERS' DEFICIENCY:
      Common stock, $.001 par value; 50,000,000 shares
        authorized; 5,800,000 shares issued and outstanding       5,800             5,800
      Additional paid-in capital                                330,200           328,700
      Deficiency accumulated during the development stage      (853,993)         (828,006)
                                                             ----------       -------------
       Total stockholders' deficiency                          (517,993)         (493,506)
                                                             ----------       -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY        $    6,231       $     8,532
                                                             ==========       =============



The accompanying notes are an integral part of the financial statements.


                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                               Cumulative from
                                        For the Three Months Ended            For the Six Months Ended,       November 23, 1993
                                                 June 30,                             June 30,                 (inception) to
                                     ---------------------------------      ------------------------------       June 30,
                                          2001               2000               2001              2000             2001
                                     -------------      --------------      -------------     ------------     -----------------
REVENUE                              $           -      $            -      $           -     $          -     $           -
                                     -------------      --------------      -------------     ------------     -----------------

EXPENSES
         General and administrative          1,750             232,306              4,551          314,529           712,848
         Depreciation                        1,125               1,117              2,250            2,234             8,637
         Research and development                -                   -                  -                -            61,434
                                     -------------      --------------      -------------     ------------     -----------------

         Total Expenses                      2,875             233,423              6,801          316,763           782,919
                                     -------------      --------------      -------------     ------------     -----------------

LOSS FROM OPERATIONS                      (  2,875 )        (  233,423 )         (  6,801 )     (  316,763 )      (  782,919  )

INTEREST EXPENSE                          (  9,593 )          (  3,125 )        (  19,186 )       (  4,929 )       (  71,074  )
                                     -------------      --------------      -------------     ------------     -----------------

LOSS BEFORE PROVISION
 FOR INCOME TAXES                    $   (  12,468 )    $   (  236,548 )    $   (  25,987 )     (  321,692 )   $  (  853,993  )

PROVISION FOR INCOME TAXES                       -                   -                  -                -                 -
                                     -------------      --------------      -------------     ------------     -----------------

NET LOSS                             $   (  12,468 )    $   (  236,548 )    $   (  25,987 )   $ (  321,692 )   $ (  853,993  )
                                     =============      ==============      =============     ============     =================

NET LOSS PER COMMON SHARE

         Basic and diluted           $     (  0.00 )    $      (  0.04 )    $     (  0.01 )   $    (  0.06 )
                                     =============      ==============      =============     ============



The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                        Cumulative from
                                                                                          November 23,
                                                         For the Six Months Ended       1993 (inception)
                                                                June 30,                      to
                                                        ---------------------------       June  30,
                                                          2001             2000              2001
                                                        -----------    ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $ (  25,987)   $   (321,692)     $ (853,993)
   Depreciation and amortization                              2,250           2,234          15,582
   Rent expense                                               1,500           -            6,000
   Write off of intangible assets                                 -               -          61,434
   Stock issued for services rendered                             -         203,000         325,000
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase (decrease) in accounts payable                    3,000       (  14,423)         14,705
   Increase  in accrued interest                             19,186           4,929          71,074
   Increase  in due to related party                              -              17          36,500
                                                        -----------    ------------     --------------
  Net cash used in operating activities                       (  51)     (  125,935)       (323,698)
                                                        -----------    ------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Organizational costs -                                         -          (  195)
   Deposits                                                       -               -       (  40,000)
   Research and development                                       -               -       (  16,920)
   Purchase of property and equipment                             -               -       (  19,032)
                                                        -----------    ------------     --------------
  Net cash provided by (used in) investing activities             -               -       (  76,147)
                                                        -----------    ------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of convertible debentures                             -         100,000         100,000
   Issuance of convertible notes to related parties               -               -         300,000
                                                        -----------    ------------     --------------
 Net cash provided by financing activities                        -         100,000         400,000
                                                        -----------    ------------     --------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                      (  51)      (  25,935)            155

CASH AND CASH EQUIVALENTS - BEGINNING                           206          25,954               -
                                                        -----------    ------------     --------------
CASH AND CASH EQUIVALENTS - ENDING                      $       155    $         19    $        155
                                                        ===========    ============     ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 CASH PAID DURING THE PERIOD FOR:
   Interest expense                                     $          -   $          -    $          -
                                                        ===========    ============     ==============
   Income taxes                                         $         -    $          -    $          -
                                                        ===========    ============     ==============

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

          As of June 30, 2001 and 2000, the Company had no potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                                           June  30,
                                                  2001               2000
                                                 ---------          ---------
                    Basic  and diluted           5,800,000          5,181,319
                                                 =========          =========

     k)   Comprehensive Income
          --------------------
          In June 1998, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2001 and 2000, and for the period from November 23, 1993 (inception) to June 30, 2001, the Company had no items that represent comprehensive income, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

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


NOTE 2 - RELATED PARTY TRANSACTIONS

          The Company had the following related party transactions for the six months ended June 30, 2001 and 2000:

          Office Expense
          --------------
          A stockholder provided office space valued at $250 per month, for the six months ending June 30, 2001. The value of this office space, totaling $1,500, has been recorded in the statements of operations, with a corresponding contribution to capital as of June 30, 2001.

          Due to Related Party
          --------------------
          The Company has accrued amounts due to its president for services rendered and expenses paid by the president on behalf of the Company of $38,900 as of June 30, 2001 and December 31, 2000.

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

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment, at cost, consisted of the following:

                                                 June 30,           December 31
                                                   2001                  2000
                                                -----------        ------------
           Computer Equipment                   $    10,132        $    10,132
           Automobile                                 4,386              4,386
                                                -----------        ------------
           Total                                     14,518             14,518
            Less:  Accumulated Depreciation          (8,442)            (6,192)
                                                -----------        ------------

           Net Property and Equipment           $     6,076         $    8,326
                                                ============         ==========

          For the six months ended June 30, 2001 and 2000, depreciation expense was $2,250 and $2,234, respectively.


NOTE 4 - CONVERTIBLE NOTES PAYABLE

          During the year ended December 31, 2000, the Company issued five convertible notes payable totaling $100,000, which matured in March 2001. These notes bear interest at the rate of 12.5% per annum. Each note is subject to automatic conversion at the maturity date. As of June 2001, the notes have not yet been converted and are in default.

          In 1999 the Company issued convertible notes payable totaling $300,000 to two related parties (see Note 2).


NOTE 5 - STOCKHOLDERS' DEFICIENCY

          Common stock
          ------------
          The aggregate number of shares of common stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.001. As of June 30, 2001 and December 31, 2000, 5,800,000 were issued and outstanding.

          Contributed capital
          -------------------
          During the six months ended June 30, 2001, a related party contributed office space valued at approximately $1,500, which is recorded as contributed capital.

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

Period ending June 30, 2001
---------------------------
         During this quarter the Company management again studied the modifications necessary to conform to all current DOT and EPA standards. The Company will import the "Classic Bug" from Mexico and do the state-of-the-art modifications as required. The Company believes that the now projected sales price of $13,000.00 makes the Company vehicle very attractive from a price stand point and given the excellent fuel economy the vehicle has very low operating expenses. The Company plans to place a great deal of effort to create a dealer network by the end of 2001.


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