Form 10QSB
period 2001-09-30
NOSTALGIA MOTORCARS INC
filed 2001-11-21
CIK 1095751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2001 - 5,800,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                            NOSTALGIA MOTORCARS, INC.

                                      Index

                                                                         Page
                                                                        Number
                                   ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of September 30, 2001 and December 31, 2000   2

           Statements of Operations for the three and nine months
           ended September 30, 2001 and 2000 and cumulative from
           November 23, 1993 (inception) to September 30, 2001             3

           Statement of Stockholders' Deficiency as of September
           30, 2001                                                        4

           Statements of Cash Flows for the nine months
           ended September 30, 2001 and 2000 and cumulative from
           November 23, 1993 to September 30, 2001                         5

           Notes to Condensed Consolidated Financial Statements           6-11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              13

Item 2.    Change in Securities and Use of Proceeds                       13

Item 3.    Defaults Upon Senior Securities                                13

Item 4.    Submission of Matters to a Vote of Security Holders            13

Item 5.    Other Information                                              13

Item 6.    Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                14

Part III.  EXHIBITS

PART I.  FINANCIAL INFORMATION
Item 1   Financial Statements

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                             September 30,   December 31,
                                                                  2001          2000
                                                             -------------   ------------
                                                              (Unaudited)
        ASSETS
CURRENT ASSETS
     Cash and cash equivalents                               $         54    $       206

PROPERTY AND EQUIPMENT, net of depreciation
 of $9,567 and $6,192                                               4,951          8,326

OTHER ASSETS                                                            -              -
                                                             -------------   ------------
      TOTAL ASSETS                                           $      5,005    $     8,532
                                                             =============   ============
       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                   $     15,250    $    11,250
     Accrued interest                                              80,667         51,888
     Due to related party                                          38,900         38,900
     Convertible notes payable                                    100,000        100,000
     Convertible notes payable due to related party               300,000        300,000
                                                             -------------   ------------
      Total liabilities                                           534,817        502,038
                                                             -------------   ------------
Commitments and contingencies                                           -              -

STOCKHOLDERS' DEFICIENCY:
     Common stock, $.001 par value; 50,000,000 shares
       authorized; 5,800,000 shares issued and outstanding          5,800          5,800
     Additional paid-in capital                                   330,950        328,700
     Deficiency accumulated during the development stage         (866,562)      (828,006)
                                                             -------------   ------------
      Total stockholders' deficiency                             (529,812)      (493,506)
                                                             -------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY         $      5,005    $     8,532
                                                             =============   ============


The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (Unaudited)


                                                                                                       Cumulative from
                                            For the Nine Months Ended   For the Three Months Ended,    November 23, 1993
                                                    September 30,              September 30,            (inception) to
                                         -----------------------------  ---------------------------     September 30,
                                              2001           2000           2001            2000              2001
                                         -----------     ------------   ------------    ----------     -----------------
REVENUE                                  $               $          -   $          -    $        -     $            -

EXPENSES
         General and administrative            6,402          315,638          1,851          1,109           714,699
         Depreciation                          3,375            3,351          1,125          1,117             9,762
         Research and development                  -                -              -              -            61,434
                                         -----------     -----------    ------------    ----------     --------------
         Total Expenses                        9,777          318,989          2,976          2,226           785,895
                                         -----------     -----------    ------------    ----------     --------------

LOSS FROM OPERATIONS                         ( 9,777)        (318,989)       ( 2,976)      (  2,226)        ( 785,895)

INTEREST EXPENSE                             (28,779)        (  8,054)       ( 9,593)      (  3,125)        (  80,667)
                                         -----------     ------------   ------------    ----------     --------------

LOSS BEFORE PROVISION
 FOR INCOME TAXES                        $   (38,556)    $   (327,043)  $   ( 12,569)      (  5,351)   $    ( 866,562)

PROVISION FOR INCOME TAXES                         -                -              -               -                -
                                         -----------     ------------   ------------    ----------     --------------
NET LOSS                                 $   (38,556)    $   (327,043)  $   ( 12,569)   $  (  5,351)   $    ( 866,562)
                                         ===========     ============   ============    ===========    ==============
NET LOSS PER COMMON SHARE

         Basic and diluted               $ (    0.01)    $   (   0.06)  $    (  0.00)   $  (  0.00)
                                         ===========     ============   ============    ===========







The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                                        Deficiency
                                                    Common Stock                        Accumulated
                                            -------------------------      Paid in      Development
                                                Shares       Amount        Capital         Stage            Total
                                            -------------    --------     ----------    -----------    --------------
Balance at November 23, 1993 (Inception)    $           -    $      -     $        -    $         -    $            -

Issuance of shares for cash on
  November 30, 1993, at par                     5,000,000       5,000              -              -             5,000

Net loss                                                -           -              -      (  4,808)           ( 4,808)
                                            -------------    --------     ----------    -----------    --------------
Balance at December 31, 1993                    5,000,000       5,000              -      (  4,808)               192

Net loss                                                -           -              -      (    124)           (   124)
                                            -------------    --------     ----------    -----------    --------------
Balance at December 31, 1994                    5,000,000       5,000              -      (   4,932)               68

Net loss                                                -           -              -      (      39)          (    39)
                                            -------------    --------     ----------    -----------    --------------
Balance at December 31, 1995                    5,000,000       5,000              -      (   4,971)               29

Net loss                                                -           -              -      (     439)          (   439)
                                            -------------    --------     ----------    -----------    --------------
Balance at December 31, 1996                    5,000,000       5,000              -      (   5,410)          (   410)

Net loss                                                -           -              -      (      39)          (    39)
                                            -------------    --------     ----------    -----------    --------------
Balance at December 31, 1997                    5,000,000       5,000              -      (   5,449)          (   449)

Net loss                                                -           -              -      (   1,496)          ( 1,496)
                                            -------------    --------     ----------    -----------    --------------
Balance at December 31, 1998                    5,000,000       5,000              -      (   6.945)          ( 1,948)

Common stock issued for services rendered         300,000         300        121,700            -             122,000
Capital contribution                                    -           -          1,500            -               1,500
Net loss                                                -           -              -      ( 422,847)        ( 422,847)
                                            -------------    --------     ----------    -----------    --------------
Balance at December 31, 1999                    5,300,000       5,300        123,200       (429,792)        ( 301,292)

Common stock issued for services rendered         500,000         500        202,500            -             203,000
Capital contribution                                    -           -          3,000            -               3,000
Net loss                                                -           -              -       (398,214)        ( 398,214)
                                            -------------    --------     ----------    -----------    --------------
Balance at December 31, 2000                    5,800,000       5,800        328,700       (828,006)        ( 493,506)

Capital contribution (Unaudited)                        -           -          1,500            -               2,250
Net loss (Unaudited)                                    -           -              -       ( 38,556)        (  38,556)
                                            -------------    --------     ----------    -----------    --------------
Balance at September 30, 2001 (Unaudited)   $   5,800,000    $  5,800     $  330,200    $  (866,562)   $    ( 529,812)
                                            =============    ========     ==========    ===========    ==============

The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                            For the Nine Months        Cumulative from
                                                                   Ended              November 23, 1993
                                                                September 30,          (inception) to
                                                         --------------------------     September 30
                                                              2001           2000           2001
                                                         ------------   -----------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                              $  (38,556)    $ (327,043)   $   (866,562)
   Depreciation and amortization                                                            16,707
   Rent expense                                               3,375          3,351           6,750
   Write off of intangible assets                             2,250                         61,434
   Stock issued for services rendered                             -        203,000         325,000
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Increase (decrease) in accounts payable                    4,000       ( 14,423)         15,705
   Increase  in accrued interest                             28,779          8,054          80,667
   Increase  in due to related party                              -          1,417          36,500
                                                         ------------   -----------   -------------
  Net cash used in operating activities                        (152)      (125,644)       (323,799)
                                                         ------------   -----------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Organizational costs -                                                        -
   Deposits                                                       -                        (40,000)
   Research and development                                       -                        (16,920)
   Purchase of property and equipment                             -                        (19,032)
                                                         ------------   -----------   -------------
  Net cash provided by (used in) investing activities             -                        (76,147)
                                                         ------------   -----------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of convertible debentures                             -        100,000         100,000
   Issuance of convertible notes to related parties               -               -        300,000
                                                         ------------   -----------   -------------
 Net cash provided by financing activities                        -        100,000         400,000
                                                         ------------   -----------   -------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                       (152)      ( 25,644)             54

CASH AND CASH EQUIVALENTS - BEGINNING                           206         25,954                -
                                                         ------------   -----------   -------------
CASH AND CASH EQUIVALENTS - ENDING                       $       54     $      310    $          54
                                                         ===========    ===========   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 CASH PAID DURING THE PERIOD FOR:
   Interest expense                                      $        -     $        -    $           -
                                                         ============   ============  =============
   Income taxes                                          $        -     $        -    $           -
                                                         ============   ============  =============

The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

          Nostalgia  Motor Cars,  Inc.  ("Company")  is currently a  development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was originally organized on November 23, 1993 as Amexan, Inc.; the name was changed to Nostalgia Motorcars, Inc. on September 1, 1998. Prior to the name change, Amexan, Inc. was an inactive company from the date of incorporation.

          Management is currently developing a business plan to sell automobiles through direct sales to automotive dealers, national wholesale car auctions and through the internet.

     b)   Basis of Presentation
          ---------------------
          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This matter raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional captial, it would be unlikely for the Company to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

          As of September 30, 2001 and 2000, the Company had no potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                                  September  30,
                                        -------------------------------
                                             2001               2000
                                        ------------        -----------
               Basic  and diluted          5,800,000          5,288,321
                                        ============        ===========

     k)   Comprehensive Income
          --------------------
          In September 1998, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of September 30, 2001 and 2000, and for the period from November 23, 1993 (inception) to September 30, 2001, the Company had no items that represent comprehensive income; therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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


NOTE 2 - RELATED PARTY TRANSACTIONS

          The Company had the following related party transactions for the nine months ended September 30, 2001 and 2000:

          Office Expense
          --------------
          A stockholder provided office space valued at $250 per month, for the nine months ending September 30, 2001. The value of this office space, totaling $2,250, has been recorded in the statements of operations, with a corresponding contribution to capital as of September 30, 2001.

          Due to Related Party
          --------------------
          The Company has accrued amounts due to its president for services rendered and expenses paid by the president on behalf of the Company of $38,900 as of September 30, 2001 and December 31, 2000.

          Convertible Notes Payable Due to Related Party
          ----------------------------------------------
          In 1999, the Company issued two convertible notes totaling $300,000 to the president and vice-president of the Company. The notes mature in September 2001 and bear interest at the prime rate, adjusted quarterly. The note holders may, at their discretion, convert all or any outstanding portion of the balance due into shares of common stock of the Company, calculated as the outstanding balance to be converted divided by $0.25.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment, at cost, consisted of the following:

                                                     September 30,  December 31,
                                                         2001           2000
                                                     -------------  ------------

             Computer Equipment                      $    10,132    $   10,132
             Automobile                                    4,386         4,386

             Total                                        14,518        14,518
                    Less:  Accumulated Depreciation      ( 9,567)       (6,192)
                                                     -------------  ------------

             Net Property and Equipment              $     4,951    $    8,326
                                                     ============   ============

          For the nine months ended September 30, 2001 and 2000, depreciation expense was $3,375 and $3,351, respectively.


NOTE 4 -  CONVERTIBLE NOTES PAYABLE

          During the year ended December 31, 2000, the Company issued five convertible notes payable totaling $100,000, which matured in March 2001. These notes bear interest at the rate of 12.5% per annum. Each note is subject to automatic conversion at the maturity date. As of September 2001, the notes have not yet been converted and are in default.

          In 1999 the Company issued convertible notes payable totaling $300,000 to two related parties (see Note 2).

NOTE 5 -  STOCKHOLDERS' DEFICIENCY

          Common stock
          ------------
          The aggregate number of shares of common stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.001. As of September 30, 2001 and December 31, 2000, 5,800,000 were issued and outstanding.

          Contributed capital
          -------------------
          During the nine months ended September 30, 2001, a related party contributed office space, valued at approximately $2,250, which is recorded as contributed capital.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 6 -  SUBSEQUENT EVENTS

          The Company's convertible notes payable, due at various dates from January through September 2001, have not yet been settled. The Company plans to convert the convertible notes payable into common stock on August 15, 2001, and plans to convert the convertible notes payable due to related parties into common stock on September 15, 2001.

          The Company is in the process of canceling 400,000 of the 500,000 shares issued for services rendered on April 26, 2000, as the contract is no longer in force.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION.

              (a) Plan of Operation.

During the third quarter of 2001 the Company continued to focus on maintaining relationships with the companies which will be used to secure DOT and EPA approval for the "old style" bug which the company intends to import from the Volkswagen production facility in Pueblo Mexico.

                                     PART II


     ITEM 1.   LEGAL PROCEEDINGS

     To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.


     ITEM 2.   CHANGES IN SECURITIES

         None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

            None.

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

     ITEM 5.   OTHER INFORMATION

            The Company found that there is another company who is interested in the importation of the "Bug". The President of the Company is attempting to structure a possible combination with this other company.


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits    None.
         Reports     None.

                                   SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NOSTALGIA MOTORCARS, INC.


Date: November 20, 2001                          By:  /s/ Brad Randolph
                                                      --------------------
                                                      Brad Randolph
                                                      President