Form 10KSB/A
period 1999-12-31
NOSTALGIA MOTORCARS INC
filed 2001-12-17
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

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



Title of   Name and Address                 Amount of      Percent of
Class      Beneficial Owner                 Beneficial     Class
                                            Ownership
Common
Stock     Douglas Ansell                    1,250,000        25%
          P.O. Box 96843
          Las Vegas, Nevada  89193

Common
Stock     Bruce Barton                      1,250,000        25%
          7100 West Gomer Road
          Las Vegas, Nevada  89124

Common
Stock     Brad Randolph                     1,500,000        30%
          4502 East Karen Drive
          Phoenix, Arizona 85032

Common
Stock     Anoop Pittalwala                    175,000         3.5%
          11931 North 69th Avenue
          Glendale, Arizona 85308

Common
Stock     Shares of all directors and       1,675,000        33.5%
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

                                          NOSTALGIA MOTORCARS, INC.

Amendment No. 1
Dated: December 14, 2001                  By: /s/  Brad Randolph
                                          Brad Randolph, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                Title                           Date

/s/ Brad Randolph     President/Secretary/Director       December 14, 2001
Brad Randolph



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

27  Financial Data Schedule.#

# Previously filed