Form 10KSB/A
period 2000-12-31
NOSTALGIA MOTORCARS INC
filed 2001-12-17
CIK 1095751

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

                 Name and Address of           Amount of Beneficial  Percent of
Title of Class   Beneficial Owner              Ownership               Class
-------------    -------------------           --------------------  ----------
Common Stock     Douglas Ansell                    1,250,000           21.6%
                 P.O. Box 96843
                 Las Vegas, Nevada  89193

Common Stock     Bruce Barton                      1,250,000           21.6%
                 7100 West Gomer Road
                 Las Vegas, Nevada  89124

Common Stock     Brad Randolph                     1,500,000           25.8%
                 4502 East Karen Drive
                 Phoenix, AZ  85032

Common Stock     All directors and executive       1,500,000           25.8%
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



 Signature                      Title                              Date

/s/ Brad Randolph          President/Secretary/Director       December 14, 2001
-------------------
Brad Randolph

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