Form 10KSB
period 2001-12-31
NOSTALGIA MOTORCARS INC
filed 2002-09-04
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                    (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

                                       OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM      TO

                        COMMISSION FILE NUMBER: 000-28083

                           ELUTION TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                             88-0362112
                   ------                             ----------
     (State or jurisdiction of incorporation       (I.R.S. Employer
             or organization)                     Identification No.)

        6245 N. 24th Parkway, Suite 215, Phoenix, Arizona          85016
        -------------------------------------------------         ------
        (Address of principal executive offices)                (Zip Code)

                  Registrant's telephone number: (602) 977-0333
                                                 --------------

                           Nostalgia Motorcars, Inc.
                    4502 East Karen Drive, Phoenix, AZ 85032
                    ----------------------------------------
                           (Former Name and Address)

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

The Registrant had no revenues for the fiscal year ended on December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2002: Common Stock, par value $0.001 per share -- $543,950. As of March 31, 2002, the Registrant had 7,045,000 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I                                                                   PAGE

     ITEM 1.  BUSINESS..................................................   3

     ITEM 2.  PROPERTIES................................................   3

     ITEM 3.  LEGAL PROCEEDINGS.........................................   4

     ITEM 4.  SUBMISSION TO MATTERS TO VOTE
                 OF SECURITY HOLDERS....................................   4

PART II
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS........................   5

     ITEM 6.  PLAN OF OPERATION.........................................   6

     ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............    7

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE.................   8

PART III
     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........   8

     ITEM 10. EXECUTIVE COMPENSATION....................................  11

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT..................................  11

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............  12

PART IV
     ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND
                 REPORTS ON FORM 8-K....................................  14

SIGNATURES..............................................................  15

                                    PART I.

ITEM 1.  BUSINESS.

A.   Business Development.

     Nostalgia Motorcars, Inc., a Nevada corporation ("Company"), was originally organized on November 23, 1993 as Amexan, Inc.; the name was changed on June 1, 1998 to Nostalgia Motorcars, Inc. Prior to the name change, Amexan was an inactive company from the date of incorporation.

     On June 11,  2002,  the Company  changed its name to Elution  Technologies,
Inc.

     On June 11, 2002, the Company entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation ("Elution Arizona"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Elution Arizona in exchange for an equal number of shares of Common Stock of the Company. The provisions of that Agreement have been satisfied and the Transfer Agent of the Company was authorized on August 23, 2002, to issue shares of the Company's Common Stock to the shareholders of record of Elution Arizona in exchange for their respective shares of stock in Elution Arizona.

B. Business of the Company.

     Following completion of the merger, the Company will design technologies and application-specific integrated circuit ("ASIC") or VLSI chip that will accelerate a device's ability to process, compress, transmit, receive and/or decompress very large images and other multimedia data with very low power requirements.

     In addition to developing chipsets, the Company will also establish a consulting practice that will facilitate the incorporation of Elution's intellectual property and algorithms into other semiconductor producer's chipsets. The Company also plans to establish a research and development center in Kolkata, India to focus on futuristic technologies and utilize professional relationship with local academic and industry partners to further expansion of its technologies in international market.

     As of December 31, 2001, the business office of the Company was located at 4502 East Karen Drive, Phoenix, Arizona 85032. The Company's fiscal year ends on December 31. At December 31, 2001, the Company had one part time employee (Brad Randolph). Following the completion of the merger, the Company anticipates adding several full time employees in the near future in management and for administrative and technical support.


ITEM 2.  PROPERTIES.

     At December 31, 2001, the Company owned approximately $9,000 in computer equipment and an automobile.

     The Company neither owns nor leases any real property. Mr. Randolph provides office space to the Company at no cost. This office space consists of one room of approximately 250 square feet in the home of Mr. Randolph, located at 4502 East Karen Drive, Phoenix, Arizona 85032. Effective June 6, 2002, the Company has occupied a portion of the facilities leased by Centar Holding, Inc., at 6245 N. 24th Parkway, Suite 215, Phoenix, Arizona 85016, and is accruing a pro-rata share of the cost of such space as an expense of the Company.

     This office space is not suitable for the purposes of the Company (there is adequate insurance coverage on the assets of the Company at this location). The Company is currently seeking other office space in the greater Phoenix, Arizona area.


ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings. In previous filings, which are incorporated herein by reference, the Company discussed its efforts to secure DOT and EPA approval for the "old style"
Volkswagen bug which the Company intended to import from the Volkswagen production facility in Pueblo Mexico. The Registrant has been threatened by a group in Florida, which claims that they had certain rights regarding the VW vehicle. The Florida group attempted to purchase control of the Registrant but was unable to complete the transaction. During the time when purchase of control was being negotiated it was discovered that the claims of this group were without merit. The Registrant is considering suing this group for fraud and damages. The actions of this group have caused the Registrant to delay its entry into the market by eight months.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 11, 2002, the Company filed an Amendment of Articles of Incorporation of Nostalgia Motorcars, Inc., with the Secretary of State for the State of Nevada. The number of shares of the Company outstanding and entitled to vote on an amendment to the Articles of Incorporation was 7,945,000. The June 11, 2002 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment effected the following changes to the Company's Articles of
Incorporation: (1) changed the name of the Company to Elution Technologies, Inc., (2) authorized the Company to provide that each share outstanding was changed into a one-tenth (1/10th) of a share, effecting a 1:10 rollback of the number of shares of Common Stock issued and outstanding, and (3) increased the total number of shares which the Company was authorized to issue from 50,000,000 to 100,000,000. A copy of this Amendment is attached as Exhibit 3.4 to this filing and incorporated herein by this reference.

                                    PART II.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

     From June 15, 1998 to October 21, 1999, the Company's common stock was traded on the Over the Counter Bulletin Board. On October 21, 1999 the shares were delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had not complied with the new eligibility rules of the Bulletin Board; that is, all companies must be reporting companies. On January 12, 2000 the Registrant's common stock was relisted on the Bulletin Board (symbol CRRZ) after its Form 10-SB registration statement cleared comments with the Securities and Exchange Commission. On May 5, 2001 the Company shares were again delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had failed to remain current by not filing the required Annual Report for the year ending December 31, 2000. On September 21, 2001 the Registrant's common stock was relisted on the Bulletin Board (symbol CRRZ) after its Form 10-KSB Annual Report was filed with the Securities and Exchange Commission. On May 26, 2002 the Company shares were again delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had failed to remain current by not filing the required Annual Report for the year ending December 31, 2001. The Company expects that its stock will be relisted on the Bulletin Board (Symbol ELUT) upon filing of this Annual Report and the Forms 10-QSB for the periods ending March 31, 2002, and June 30, 2002. The range of closing prices shown below is reported while trading on the Bulletin Board and the Pink Sheets. During 2001 the Registrant again became current and again was traded on the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 2001
-----------------------------------------------
                                                          High       Low
                                                          ----       ----
Quarter Ended December 31, 2001                           0.21       0.08
Quarter Ended September 30, 2001                          0.09       0.10
Quarter Ended June 30, 2001                               0.09       0.07
Quarter Ended March 31, 2001                              0.15       0.08


Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2000
-------------------------------------------
                                                          High        Low
                                                          ----       ----
Quarter Ended December 31, 2000                           0.25       0.09
Quarter Ended September 30, 2000                          0.58       0.23
Quarter Ended June 30, 2000                               0.94       0.28
Quarter Ended March 31, 2000                              1.10       0.35

(b)  Holders of Common Equity.

     As of March 31, 2002, there were 34 shareholders of record of the Registrant's Common Stock and there were 7,045,000 shares of Common Stock issued and outstanding. As of June 30, 2002, there were 37 shareholders of record of the Registrant's Common Stock and, following a 1:10 rollback on June 11, 2002, there were 794,500 shares of Common Stock issued and outstanding.

(c)  Dividends.

     The Registrant has not declared or paid a cash dividend to stockholders. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

(d)    Equity Securities Sold Without Registration.

         Commencing on January 6, 2000 and up to March 12, 2000, the Registrant sold debentures in a total amount of $100,000 to five individuals. Commencing on July 5, 2002 and continuing through August 10, 2002, the Registrant (i) sold 38,111 shares of Common Stock restricted under Section 144 to 12 individuals for a total amount of $47,000, (ii) issued an additional 10,800 shares of Section 144 stock, valued at $1.00 per share, to various persons in payment of services rendered, and (iii) issued 170,000 shares of Section 144 stock at par value to an individual as an incentive to become an officer and employee of the Company. No commissions or fees were paid in connection with these sales. All of these sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 506 under Regulation D. These sales met the requirements of Rule 506 in that: (a) there are no more than, or the issuer reasonably believes that there are no more than, 35 purchasers of securities from the issuer in any offering under this section; and (b) each purchaser who is not an accredited investor is a "sophisticated investor," that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description.


ITEM 6.  PLAN OF OPERATION.

         The following Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

(a)    Plan of Operation.

       As of December 31, 2001, the Company had not commenced business operations. The Company is completing the acquisition and merger of Elution Technologies, Inc., a private Arizona company. This company was organized as a fab-less semiconductor company to provide VLSI technologies in multimedia processing and compression.

    Following completion of the merger, the Company will design technologies and application-specific integrated circuit ("ASIC") or VLSI chip that will accelerate a device's ability to process, compress, transmit, receive and/or decompress very large images and other multimedia data with very low power requirements.

     In addition to developing chipsets, the Company will also establish a consulting practice that will facilitate the incorporation of Elution's intellectual property and algorithms into other semiconductor producer's chipsets. The Company also plans to establish a research and development center in Kolkata, India to focus on futuristic technologies and utilize professional relationship with local academic and industry partners to further expansion of its technologies in international market.

(b)      Liquidity and Capital Resources

     As of December 31, 2001 the Company has no established source of revenue, has negative working capital of $356,000 and has accumulated losses of $948,000. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

(c)      Forward Looking Statements.

     The foregoing Plan of Operation may contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."


ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements as of and for the year ended December 31, 2001, and for the year ended December 31, 2000 are presented in a separate section of this report following Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The accountants for the Registrant continues to be the firm of Merdinger, Fructer, Rosen & Company, P.C., Certified Public Accountants, 888 Seventh Avenue, New York, NY 10106. This firm has changed its name as reflected in prior filings but otherwise remains the same firm. There were no disagreements with the Certified Public Accountants regarding accounting and/or financial disclosure.


                                     PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Officers and Directors as of December 31, 2001, March 31, 2002, and June 30, 2002:

     The names, ages, and respective positions of the directors and officers of the Company are set forth below. As of December 31, 2001, Mr. Brad Randolph has held his respective positions since May 20, 1999. On June 13, 2002, Mr. Thomas Kreitzer was appointed a director of the Company to fill a newly created directorship. On July 24, 2002, Mr. Brad Randolph resigned, leaving Mr. Thomas as the sole director. On July 25, 2002, Mr. David Kreitzer was appointed a director of the Company to fill the position vacated by Mr. Randolph's resignation. On July 25, 2002, Thomas Kreitzer and David Kreitzer were elected to the offices set forth below. On August 19, 2002, Dr. Tinku Acharya was appointed a director of the Company to fill a newly created directorship and was also elected Chairman of the Board of Directors and Chief Technology Officer of the Company. Messrs. Thomas Kreitzer, David Kreitzer and Tinku Acharya will serve until the next annual meeting of the Registrant's stockholders or until their respective successors are duly elected and have qualified. Directors will be elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.


(a) Brad Randolph, President/Secretary/Treasurer/Director to July 24, 2002.

     Mr. Randolph, age 43, received his Bachelor of Science degree in 1983 from Kent State University, Kent, Ohio. From June 1994 to May 1999, he was employed as a Vice President and Operations Manager of Shakti Investments, Ltd. Shakti Investments, Inc. is an international investment, import/export, and trading company based in Phoenix, Arizona. Mr. Randolph's principal responsibilities included the research, qualification and negotiation of new business opportunities internationally. In this position, he gained extensive experience. With the planning, coordination and regulatory compliance required for the import and export of commodities with the U.S. and with several foreign countries.

     For the period of October 1988 to May 1994, Mr. Randolph served as the President/co-founder of EyeLevel, Inc. At the time, EyeLevel, Inc., was the nations highest volume promotional sunglass manufacturing company. Mr. Randolph secured exclusive rights for North America from Avery International, now Avery Dennison, to utilize a patented printing technology for EyeLevel, Inc. His responsibilities at this firm included the administration, marketing, and distribution for the company's two largest product groups, licensed products and national promotions. The Licensed Product group acquired licenses from The National Football League, Major League Baseball, The National Basketball Association, and over 60 colleges and universities throughout the United States. Mr. Randolph personally developed a distribution network for this company that covered all major markets utilizing major retailers like Wal-Mart, Kmart, J.C. Penny Company, as well as numerous grocery chains. The promotional group developed and implemented successful national campaigns for Pepsi Cola, The National Football League, and America West Airlines.


(a) Thomas Kreitzer, Interim Chief Executive Officer/Chief Financial Officer/ Secretary/Treasurer/Director.

       Thomas Kreitzer, age 35, graduated from Indiana University in 1989. In 1993 he co-founded Enanti Software, Ltd., a software development company geared since become well known in the hardware industry for its revolutionary product designs. Designer Products develops and patents innovative products, then toward the development of customized application specific software. In 1996, Mr.
Kreitzer, along with his brother, David Kreitzer, acquired fifty percent interest in Designer Products, a Phoenix-based industrial design firm which has coordinates manufacturing of the products overseas for distribution through industry recognized corporations. Key accounts include: Stanley Tool Company, 3M Corporation, Bondex International, American tool Company, RPM Group, Ames, Bay Mills Company, BreathRight, DAP and numerous others. Mr. Kreitzer disposed of his interest in Designer Products in October, 2001. Mr. Thomas Kreitzer is also a Director of Centar Holding, Ltd., formed to market U.S. technologies in the international markets. Recent efforts by Centar have been concentrated on negotiating a contract with the West Bengal Government in India to construct, market and install leading wind powered technology products.


(a)  David Kreitzer, Interim President/Interim Chief Operating Officer/Director.

     David Kreitzer, age 35, studied Industrial Design at the University of Illinois graduating in 1989. In 1993 he co-founded Enanti Software, Ltd., a software development company geared toward the development of customized application specific software. In 1996, Mr. Kreitzer, along with his brother, David Kreitzer, acquired fifty percent interest in Designer Products, a Phoenix-based industrial design firm which has since become well known in the hardware industry for its revolutionary product designs. Designer Products develops and patents innovative products, then coordinates manufacturing of the products overseas for distribution through industry recognized corporations. The first patent developed for Designer Products by David Kreitzer and his brother, Thomas, sold for $2,250,000. Key accounts include: Stanley Tool Company, 3M Corporation, Bondex International, American tool Company, RPM Group, Ames, Bay

Mills Company, BreathRight, DAP and numerous others. Mr. Kreitzer disposed of his interest in Designer Products in October, 2001. Mr. Thomas Kreitzer is also a Director of Centar Holding, Ltd., formed to market U.S. technologies in the international markets. Recent efforts by Centar have been concentrated on negotiating a contract with the West Bengal Government in India to construct, market and install leading wind powered technology products.


(a)  Dr. Tinku Acharya, PhD, Chief Technology Officer/Director/Chairman.

     Tinku Acharya, age 40, received his B.Sc. (with honors) in Physics and B.Tech and M.Tech in Computer Science from the University of Calcutta in 1983, 1986, and 1989, respective. He received his PhD in Computer Science from the University of Central Florida, Orlando, in 1994. Before joining Elution
Technologies, he was a Principal Engineer (June 1996-June 2002) in Intel Corporation, a consulting engineer at AT&T Bell Laboratories (1995-1996), a member of the faculty of the Institute of Systems Research, University of Maryland, College Park (1994-1995), Manager in Bank of Tokyo Ltd. in Calcutta
(1990), National Informatics Center in India (1988-1990). He has contributed to over 50 technical papers published in international journals, at conferences and in book chapters. He is an inventor of 36 US patents. Dr. Acharya is a Senior member of Institute of Electrical and Electronics Engineering.


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

         Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2001, and certain written representations from executive officers and directors, the Registrant is aware that each such reporting persons inadvertently failed to file a Form 3 at the time the Registrant became registered under Section 12 of such act (December 4, 1999). Such forms have not been prepared and filed to date.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth executive compensation for the years ending December 31, 2000 and 2001.


                                           SUMMARY COMPENSATION TABLE

                           Annual Compensation                                   Long Term Compensation
                  ---------------------------------------------  -------------------------------------------------
                                                    Other        Restricted
                                                    Annual         Stock       Options    LTIP       All Other
Position          Year   Salary ($)  Bonuses($)  Compensation($)  Awards($)    SARs(#)  Payouts ($)  Compensation
---------         ----   ----------  ----------  --------------  -----------   -------  -----------  ------------
Brad Randolph,    2000   $20,000       0              0              0          0        0            0
President/Sec/    2001         0       0              0              0          0        0            0

Anoop Pittawala   2000   $39,250       0              0              0          0        0            0
VP/Treasurer      2001         0       0              0              0          0        0            0


Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Registrant.

     (b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan which provides for such payment, including a stock option plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2002 (7,045,000 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) the officers and directors of the Company (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

                                                   Amount of
                   Name and Address of             Beneficial        Percent
Title of Class     Beneficial Owner                Ownership(1)     of Class(1)
--------------     -------------------             ----------       -----------

Common Stock       Brad Randolph                     600,000            9%
                   4502 East Karen Drive
                   Phoenix, AZ  85032

Common Stock       Douglas Ansell                  1,250,000           18%
                   P.O.Box 96843
                   Las Vegas, NV  89193-6843

Common Stock       Bruce Barton                    1,250,000           18%
                   7100 West Gomer Road
                   Las Vegas, NV  89124

Common Stock       All Officers and Directors
                   as a Group (1 person)             600,000            9%

-------------
(1) Does not give effect to a 1 for 10 reverse split effected by the Company on June 11, 2002.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a)  Contributions by Principal

     The Company has accrued amounts due to its president for services rendered and expenses paid by the president on behalf of the Company of $38,900 at December 31, 2000. During the year ended December 31, 2001, the president was paid $14,635 and waived the outstanding balance, resulting in a contribution to capital of $24,265.

(b)  Loans by Principal and Former Principal

     The president and former vice president of the Company, have each loaned the Company $150,000. Each of these loans is evidenced by a promissory note dated June 11, 1999 and bearing interest at a rate equal to the prime rate as announced by the Wall Street Journal as of the last business day prior to the first day of each calendar quarter and adjusted as of the first day of each calendar quarter during the term of the promissory note. Under the terms of the promissory notes, the entire outstanding principal balance, together with all accrued and unpaid interest, shall be due and payable in full not later than the Maturity Date, which is two years from the date of the promissory note. At
Maturity these loans were not called when the Company secured short-term extensions.

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

     In case of any reorganization or recapitalization of the Company (by reclassification of its outstanding Shares or otherwise), or its consolidation or merger with or into another corporation, the principals will, upon conversion, be entitled to receive the shares of stock, cash or other consideration which they would receive upon such reorganization, recapitalization, consolidation or merger if immediately prior thereto the conversion had occurred and the holders had exchanged the Shares in accordance with the terms of such reorganization, recapitalization, consolidation or merger. As of the date of this filing one of the loans have been converted to Common stock.

     On November 5, 2001, the president converted his note into 600,000 shares (60,000 shares post-reverse split) of the Company's common stock as full payment for principal of $150,000 and accrued interest of $37,082.

     The remaining note holder, as of December 31, 2001, did not convert his note. Interest is accruing on this note at a default rate of 18%. During May 2002, this note was converted into 600,000 shares (60,000 shares post-reverse split) of common stock in full settlement of this obligation including accrued interest in the amount of $50,790.


(c)  Office Space.

     As of December 31, 2001, the Company neither owns nor leases any real property. As of December 31, 2001, Mr. Randolph provides office space to the Company at no cost to the Company. This office space consists of one room of approximately 250 square feet in the home of Mr. Randolph, located at 4502East Karen Drive, Phoenix, Arizona 85032. Effective June 6, 2002, the Company has occupied a portion of the facilities leased by Centar Holding, Inc., at 6245 N. 24th Parkway, Suite 215, Phoenix, Arizona 85016, and is accruing a pro-rata share of the cost of such space as an expense of the Company.

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

                                    PART IV.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Index to Financial Statements and Schedules

                                                                         PAGE

Independent Auditors' Report                                              F-2

Balance Sheets                                                            F-3

Statements of Operations                                                  F-4

Statement of Stockholders' Deficiency                                 F-5 - F-6

Statements of Cash Flows                                              F-7 - F-8

Notes to Financial Statements                                         F-9 - F-17


(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c)  Exhibits included or incorporated by reference herein

Exhibit
  No.                              Description
-------                            -----------
3.1 Article of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on December 8, 1999).

3.2 Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on December 8, 1999).

3.3 Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on December 8, 1999).

3.4 Certificate of Amendment of Articles of Incorporation dated June 11, 2002 (attached hereto as an Exhibit).

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

99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ELUTION TECHNOLOGIES, INC.
                                           (Formerly Nostalgia Motorcars, Inc.)


Dated: September 3, 2002                   By: /s/ Thomas Kreitzer
                                             ---------------------
                                             Thomas Kreitzer
                                             Interim Chief Executive Officer,
                                             Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


      Signature                       Title                      Date
      ---------                       -----                      ----
/s/ Thomas Kreitzer      Interim Chief Executive Officer,   September 3, 2002
-------------------      Principal Accounting Officer,
Thomas Kreitzer          Director

/s/ David Kreitzer       Interim President and Chief        September 3, 2002
------------------       Operating Officer, Director
David Kreitzer

/s/ Tinku Acharya        Chairman and Chief Technical       September 3, 2002
-----------------        Officer
Tinku Acharya

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



                                      INDEX



                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                              F-2

BALANCE SHEETS                                                            F-3

STATEMENTS OF OPERATIONS                                                  F-4

STATEMENT OF STOCKHOLDERS' DEFICIENCY                                 F-5 - F-6

STATEMENTS OF CASH FLOWS                                              F-7 - F-8

NOTES TO FINANCIAL STATEMENTS                                         F-9 - F-17
























                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF
 NOSTALGIA MOTORCARS, INC.

We have audited the accompanying balance sheets of Nostalgia Motor Cars, Inc. (formerly Amexan, Inc.) (a Development Stage Company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended, and for the period from November 23, 1993 (inception) to December 31, 2001. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nostalgia Motor Cars, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, and for the period from November 23, 1993 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                                     Certified Public Accountants

Los Angeles, California
August 8, 2002


                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 December 31,
                                                          ---------------------
                                                              2001        2000
                                                          ---------   ---------
          ASSETS
Current assets
     Cash and cash equivalents                            $    --     $     206
     Prepaid expenses                                        13,333        --

Property and equipment, net of depreciation
 of $9,095 and $6,192, respectively                           5,423       8,326
                                                          ---------   ---------

      TOTAL ASSETS                                        $  18,756   $   8,532
                                                          =========   =========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable and accrued expenses                $  23,736   $  11,250
     Accrued interest                                        65,579      51,888
     Due to related party                                      --        38,900
     Convertible notes payable                              130,000     100,000
     Convertible notes payable to related party             150,000     300,000
                                                          ---------   ---------
      Total liabilities                                     369,315     502,038
                                                          ---------   ---------

Commitments and contingencies                                  --          --

Stockholders' deficiency
     Common stock, $.001 par value; 50,000,000
       shares authorized; 692,500 and 580,000
       shares issued and outstanding                            693       5,800
     Additional paid-in capital                             597,654     328,700
     Deficiency accumulated during the development stage   (948,906)   (828,006)
                                                          ---------   ---------
      Total stockholders' deficiency                       (350,559)   (493,506)
                                                          ---------   ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $  18,756   $   8,532
                                                          =========   =========




The accompanying notes are an integral part of the financial statements.

                                 NOSTALGIA MOTORCARS, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS


                                                                                      Cumulative from
                                                                                        November 23,
                                                                                      1993 (inception)
                                                             For the Years Ended             to
                                                                  December 31,          December 31,
                                                            2001          2000              2001
                                                       ------------    -----------    --------------
Revenue                                                $          -    $         -    $            -

Expenses
    General and administrative                               67,224        350,708           775,521
     Depreciation                                             2,903          4,502             9,290
     Research and development                                     -          4,514            61,434
                                                       ------------    -----------    --------------

     Total Expenses                                          70,127        359,724           846,245
                                                       ------------    -----------    --------------

Loss from operations                                       ( 70,127)      (359,724)         (846,245)
                                                       ------------    -----------    --------------

Interest expense                                           ( 50,773)      ( 38,490)         (102,661)
                                                       ------------    -----------    --------------

Loss before provision for income taxes                     (120,900)      (398,214)         (948,906)

Provision for income taxes                                        -              -                 -
                                                       ------------    -----------    --------------

Net loss                                               $   (120,900)   $  (398,214)   $     (948,906)
                                                       ============    ===========    ==============

Net loss per common share
    Basic  and diluted                                 $   (   0.20)   $  (   0.71)   $     (   1.82)
                                                       ============    ===========    ==============

Weighted average number of common shares outstanding        598,356        563,333           522,018
                                                       ============    ===========    ==============




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

(continued on following page)

The accompanying notes are an integral part of the financial statements.

                                                  NOSTALGIA MOTORCARS, INC.
                                                (A Development Stage Company)
                                            STATEMENT OF STOCKHOLDERS' DEFICIENCY, Continued


                                                                                         Deficiency
                                                                                        Accumulated
                                                      Common Stock        Additional     During the
                                               ------------------------     Paid-in     Development
                                               Shares         Amount        Capital        Stage              Total
                                              ---------     ---------     ----------    ------------     -------------
Balance at December 31, 2000                  5,800,000     $   5,800     $  328,700    $  ( 828,006)    $   ( 493,506)

Capital stock issued for services rendered      525,000           525         51,975               -            52,500
Capital contributions                                 -                       24,265               -            24,265
Common stock issued as payment for convertible
 note payable and accrued interest to
 related party                                  600,000           600        186,482               -           187,082
Adjustment for 1:10 reverse split            (6,232,500)       (6,232)         6,232               -                 -
Net loss                                              -             -              -        (120,900)         (120,900)
                                              ---------     ---------     ----------    ------------     -------------
Balance at December 31, 2001                    692,500     $     693     $  597,654    $   (948,906)    $    (350,559)
                                              =========     =========     ==========    ============     =============













The accompanying notes are an integral part of the financial statements.

                                 NOSTALGIA MOTORCARS, INC.
                               (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS

                                                                                      Cumulative from
                                                                                        November 23,
                                                             For the Years Ended      1993 (inception)
                                                                  December 31,        to December 31,
                                                            2001          2000              2001
                                                       ------------    -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   (120,900)   $  (398,214)   $     (948,906)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                           2,903          4,502            16,235
      Rent expense                                                -          3,000             4,500
      Write off of intangible assets                              -          4,514            61,434
      Stock issued for services rendered                     52,500        203,000           377,500
      Stock issued for interest due to related party         37,082              -            37,082
      Increase in prepaid expenses                          (13,333)             -          ( 13,333)
      Increase (decrease) in accounts payable                12,486       ( 11,500)           24,191
      Increase in accrued interest                           13,691         38,490            65,579
      Increase (decrease) in due to related party           (14,635)        24,705            21,865
                                                       ------------    -----------    --------------
Net cash used in operating activities                       (30,206)      (131,503)         (353,853)
                                                       ------------    -----------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Organizational costs                                           -              -          (    195)
   Deposits                                                       -          7,426          ( 40,000)
   Research and development                                       -              -          ( 16,920)
   Purchase of property and equipment                             -       (  1,671)         ( 19,032)
                                                       ------------    -----------    --------------
Net cash provided by (used in) investing activities               -          5,755         (  76,147)
                                                       ------------    -----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of convertible debentures                        30,000        100,000           130,000
   Issuance of convertible notes to related parties               -              -           300,000
                                                       ------------    -----------    --------------
Net cash provided by financing activities                    30,000        100,000           430,000
                                                       ------------    -----------    --------------

NET DECREASE IN CASH  AND CASH EQUIVALENTS                  (   206)      ( 25,748)                -

CASH AND CASH EQUIVALENTS - BEGINNING                           206         25,954                 -
                                                       ------------    -----------    --------------
CASH AND CASH EQUIVALENTS - ENDING                     $          -    $       206    $            -
                                                       ============    ===========    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
   Interest expense                                    $          -    $         -    $            -
                                                       ============    ===========    ==============
   Income taxes                                        $          -    $         -    $            -
                                                       ============    ===========    ==============

The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS (Continued)



SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:


During 2001, the Company:

o Issued 52,500 shares of common stock for services rendered to various consultants and an attorney at a total value of $52,500.

o Issued 60,000 shares of common stock as payment for a convertible note payable and accrued interest to a related party totaling $187,082.

o    Received a waiver of accrued  compensation  from a related  party  totaling
     $24,265.

During 2000, the Company:

o Issued 50,000 shares of common stock for services rendered at a value of $203,000.

o    Received office space provided by a shareholder at a value of $3,000.




















The accompanying notes are an integral part of the financial statements.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations
          --------------------
          Nostalgia Motor Cars, Inc. (the "Company"), a Nevada corporation, is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was originally organized on November 23, 1993 as Amexan, Inc.; the name was changed to Nostalgia Motorcars, Inc. on June 1, 1998. Prior to the name change, Amexan, Inc. was an inactive company from the date of incorporation. On June 11, 2002, the Company changed its name to Elution Technologies, Inc.

          The Company is conducting merger negotiations with Elution Technologies, Inc., a private Arizona company. This company is a fabless semiconductor company providing VLSI technologies in multimedia processing and compression. The Company will design technologies and application-specific integrated circuit ("ASIC") chipsets that accelerate a device's ability to process, transmit, receive, and compress and decompress very large images and other multimedia data in real time with very low power requirements.

          In addition to developing chipsets, the Company will also establish a consulting practice that will facilitate the incorporation of Elution's intellectual property and algorithms into other semiconductor producer's chipsets.

          Basis of Presentation
          ---------------------
          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue has negative working capital of $356,000 and has accumulated losses of $948,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statement do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.



                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Use of Estimates
          ----------------
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

          Fair Value of Financial Instruments
          -----------------------------------
          SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires all entities to disclose the fair value of certain financial instruments in their financial statements. The fair value of financial instruments was estimated based on the following methods and assumptions:

          a. Cash and cash equivalents, deposits, and accounts payable are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

          b. The carrying value of convertible debt approximates fair value as the related interest rate is variable and approximates market rates.

          Property and Equipment
          ----------------------
          Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives, generally five to seven years, of the various classes of assets. Maintenance and repairs are charged to expense as incurred.


                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Income Taxes
          ------------
          Income taxes are provided for based on the asset and liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

          Stock-Based Compensation
          ------------------------
          SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting policies for stock and stock-based awards issued to employees and non-employees for services rendered and goods received. The Company records transactions in which services or goods are rendered or received from non-employees for the issuance of equity securities based on the fair value of the Company's stock at the date the services are rendered or goods received.

          Loss Per Share
          --------------
          SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings/loss per share ("Basic EPS" or "Basic LPS") and diluted earnings/loss per share ("Diluted EPS" or "Diluted LPS").

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

          As of December 31, 2001, the Company had no convertible potentially dilutive securities outstanding.

          Comprehensive Income
          --------------------
          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, and for the period from November 23, 1993 (inception) to December 31, 2001, the Company had no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.


                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 -  PREPAID EXPENSES

          Prepaid expenses represents the unearned portion of a consulting agreement for legal services.


NOTE 3 -  RELATED PARTY TRANSACTIONS

          The Company had the following related party transactions for the years ended December 31, 2001 and 2000:

          Office Expense
          --------------
          A stockholder provided office space valued at $250 per month, for the year ending December 31, 2000. The value of this office space, totaling $3,000, has been recorded in the statements of operations, with a corresponding contribution to capital, as of December 31, 2000. There was no similar expense during the year ended December 31, 2001.

          Due to Related Party
          --------------------
          The Company has accrued amounts due to its president for services rendered and expenses paid by the president on behalf of the Company of $38,900 at December 31, 2000. During the year ended December 31, 2001, the president was paid $14,635 and waived the outstanding balance, resulting in a contribution to capital of $24,265.

          Convertible Notes Payable Due to Related Party
          ----------------------------------------------
          In 1999, the Company issued two convertible notes totaling $300,000 to the president and vice-president of the Company. The notes matured in June 2001 and bear interest at the prime rate, adjusted quarterly. The note holders may, at their discretion, convert all or any outstanding portion of the balance due into shares of common stock of the Company, calculated as the outstanding balance to be converted divided by $0.25.

          On November 5, 2001, the president converted his note into 60,000 shares of the Company's common stock as full payment for principal of $150,000 and accrued interest of $37,082.

          The remaining noteholder, as of December 31, 2001, did not convert his note. Interest is accruing on this note at a default rate of 18%. During May 2002, this note was converted into 60,000 shares of common stock in full settlement of this obligation.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 -  PROPERTY AND EQUIPMENT

          Property and equipment, at cost, consisted of the following:

                                                           December 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------
            Computer Equipment                    $     10,132    $     10,132
            Automobile                                   4,386           4,386
                                                  ------------     ------------
            Total                                       14,518          14,518
               Less:  Accumulated Depreciation          (9,095)         (6,192)
                                                  ------------     ------------

            Net Property and Equipment            $      5,423      $    8,326
                                                  ============      ===========

          For the years ended December 31, 2001 and 2000, depreciation expense was $2,903 and $4,502, respectively.

NOTE 5 -  CONVERTIBLE NOTES PAYABLE

          During the year ended December 31, 2000, the Company issued five convertible notes payable, totaling $100,000, which matured in March 2001. These notes bear interest at the rate of 12.5% per annum. Each note is subject to automatic conversion at the maturity date. As of August 2002, the notes have not yet been converted and are in default.

          During the year ended December 31, 2001, the Company issued two convertible notes payable, totaling $30,000, which mature in October 2002. These notes bear interest at 12.5% per annum.

NOTE 6 -  STOCKHOLDERS' DEFICIENCY

          Common stock
          ------------
          The aggregate number of shares of common stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.001. As of December 31, 2001 and 2000, 692,500 and 580,000 were issued and outstanding, respectively. On June 11, 2002, the Company effected a 1 for 10 reverse split and also increased the authorized shares from 50,000,000 shares to 100,000,000 shares. All shares and per share amounts have been retroactively restated to reflect this 1:10 reverse split.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 6 -  STOCKHOLDERS' DEFICIENCY (Continued)

          Common stock issued for services
          --------------------------------
          During April 2000, the Company issued 50,000 shares of common stock for services valued at $203,000.

          During October 2001, the Company issued 52,500 shares of common stock for services valued at $52,500.

          Common stock issued for convertible note payable
          ------------------------------------------------
          During November 2001, the Company issued 60,000 shares of common stock as full payment of a $150,000 note payable and accrued interest of $37,082.

          Contributed capital
          -------------------
          During  2000,  a  related  party  provided   office  space  valued  at
          approximately $3,000, which is recorded as contributed capital.

          Employee stock incentive plan
          -----------------------------
          On October 23, 2001, the Company registered with the Securities and Exchange Commission 1,000,000 common shares for an employee stock incentive plan at a proposed maximum offering price of $1.00 per share. The plan is applicable to current employees, officers, non-employee directors and consultants.

          The plan is administered by a compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options.

          As of December 31, 2001, 27,500 shares of common stock have been issued at $0.10 per share under this plan leaving a balance of 972,500 shares of common stock available under the plan.

          As of December 31, 2001, no stock options have been issued under this plan.


                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 7 -  INCOME TAXES

          The components of the provision for income taxes are as follows:

                                                                 For the Period
                                                                  from November
                                            For the Years Ended      23, 1993
                                              December 31,       (Inception) to
                                         ----------------------    December 31,
                                            2001         2000         2001
                                         ----------    --------  --------------
         Current Tax Expense
             U.S. Federal                $       -     $      -    $        -
             State and Local                     -            -             -
                                         ----------    --------  --------------
         Total Current                           -            -             -
                                         ----------    --------  --------------

         Deferred Tax Expense
             U.S. Federal                        -            -             -
             State and Local                     -            -             -
                                         ----------    --------  --------------
         Total Deferred                          -            -             -
                                         ----------    --------  --------------

         Total Tax Provision (Benefit)
          from Operations                $      -      $      -    $        -
                                         ==========    ========   =============


          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

             Federal Income Tax Rate                              (   34.0)%
             Deferred Tax Charge (Credit)                              -
             Effect on Valuation Allowance                            34.0%
             State Income Tax, Net of Federal Benefit                   -
                                                                 ----------
             Effective Income Tax Rate                                 0.0%
                                                                 ==========






                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 7 -  INCOME TAXES (Continued)

          As of December 31, 2001 and 2000, the Company had net carryforward losses of approximately $827,000 and $706,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Net operating loss carryforwards expire through 2021.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purpose and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities approximate as follows:

                                                             December 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------    -----------
            Deferred Tax Assets
            Loss Carryforwards                      $  281,000     $  240,000
            Less:  Valuation Allowance                (281,000)      (240,000)
                                                    ----------     -----------
            Net Deferred Tax Assets                 $        -     $        -
                                                    ===========    ===========


NOTE 8 -  SUBSEQUENT EVENTS

          The  Company  is   conducting   merger   negotiations   with   Elution
          Technologies, Inc., a private Arizona company (see Note 1).

          On  June  11,   2002,   the  Company   changed  its  name  to  Elution
          Technologies, Inc.

          On June 11, 2002, the Company effected a 10 to 1 reverse split of its common stock, and also increased the number of authorized common stock from 50,000,000 shares to 100,000,000 shares (see Note 6).

          On March 6, 2002, the Company issued 2,000 common shares for services rendered valued at $2,000.

          On May 7, 2002, the Company issued 60,000 common shares in payment of a convertible note payable totaling $150,000, plus accrued interest of $41,282 at December 31, 2001, to a related party.

                            NOSTALGIA MOTORCARS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 -  SUBSEQUENT EVENTS (Continued)

          On May 9, 2002, the Company issued 10,000 common shares for legal services rendered valued at $10,000.

          On June 12, 2002, the Company issued 10,000 common shares for consulting services rendered valued at $10,000.

          On July 1, 2002, the Company issued 25,500 common shares for consulting services rendered valued at $23,278.

          On July 5, 2002, the Company issued 170,000 Section 144 restricted common shares to a related party at par value to an individual as an incentive to join the Company.

          On July 5, 2002, the Company also sold 11,111 Section 144 restricted common shares for $10,000.

          In addition, on July 5, 2002, the Company issued 5,000 Section 144 common shares at a value of $5,000 for public relations services rendered.

          On July 18, 2002, the Company issued 5,000 Section 144 restricted common shares at a value of $5,000 for investor relation services rendered.

          During August 2002, to the date of this report, the Company issued 16,000 Section 144 restricted common shares for $16,000.














                                  EXHIBIT INDEX

Exhibit
  No.                              Description
-------                            -----------
3.1 Article of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on December 8, 1999).

3.2 Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on December 8, 1999).

3.3 Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on December 8, 1999).

3.4 Certificate of Amendment of Articles of Incorporation dated June 11, 2002 (attached hereto as an Exhibit).

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

99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.