Form 10QSB
period 2002-03-31
NOSTALGIA MOTORCARS INC
filed 2002-09-06
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2002, - 7,045,000 shares, $0.001 par value

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

                                      Index


                                                                         Page
                                                                        Number
                                                                        ------
PART I        FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (unaudited)..........................   3

              Balance Sheet as of March 31, 2002 and December 31, 2001..   3

              Statements of Operations for the three months ended
              March 31, 2002 and 2001 and cumulative from November 23,
              1993 (inception) to March 31, 2002........................   4

              Statement of Stockholders' Deficiency cumulative from
              November 23, 1993 (inception) to March 31, 2002 ..........   5

              Statements of Cash Flow for the three months ended
              March 31, 2002 and 2001 and cumulative from
              November 23, 1993 to March 31, 2002.......................   7

              Notes to Financial Statements ............................   8

     ITEM 2.  Managements Discussion and Analysis of Financial
              Condition and Results of Operations/Plan of Operation.....  16


PART II       OTHER INFORMATION

     ITEM 1.  Legal Proceedings.........................................  18

     ITEM 2.  Change in Securities and Use of Proceeds..................  18

     ITEM 3.  Defaults Upon Senior Securities...........................  18

     ITEM 4.  Submission of Matters to Vote
                 Of Security Holders ...................................  19

     ITEM 5.  Other Information.........................................  19

     ITEM 6.  Exhibits and Reports on Form 8-K..........................  19


SIGNATURES..............................................................  20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                          March 31,  December 31
                                                            2002         2001
                                                          ---------   ---------
                                                         (Unaudited)
        ASSETS
Current Assets
     Cash and cash equivalents                            $    --     $    --
     Prepaid expenses                                        13,333      13,333

Property and equipment, net of depreciation
 of $9,821 and $9,095, respectively                           4,697       5,423
                                                          ---------   ---------

      TOTAL ASSETS                                        $  18,030   $  18,756
                                                          =========   =========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable and accrued expenses                $  23,736   $  23,736
     Accrued interest                                        76,392      65,579
     Due to related party                                      --          --
     Convertible notes payable                              130,000     130,000
     Convertible notes payable to related party             150,000     150,000
                                                          ---------   ---------
      Total liabilities                                     380,128     369,315
                                                          ---------   ---------

Commitments and contingencies                                  --          --

Stockholders' deficiency
     Common stock, $.001 par value; 100,000,000
       shares authorized; 704,500 and 692,500
       shares issued and outstanding                            705         693
     Additional paid-in capital                             609,642     597,654
     Deficiency accumulated during the development stage   (972,445)   (948,906)
                                                          ---------   ---------
      Total stockholders' deficiency                       (362,098)   (350,559)
                                                          ---------   ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $  18,030   $  18,756
                                                          =========   =========

The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Cumulative from
                                                                              November 23,
                                                                            1993 (inception)
                                                   For the Years Ended             to
                                                        March 31,               March 31,
                                                  2002          2001              2001
                                             ------------    -----------    --------------
Revenue                                      $          -    $         -    $            -

Expenses
     General and administrative                    12,000          2,801           787,521
     Depreciation                                     726          1,125            10,016
     Research and development                           -              -            61,434
                                             ------------    -----------    --------------

     Total Expenses                                12,726          3,926           858,971
                                             ------------    -----------    --------------

Loss from operations                             ( 12,726)       ( 3,926)         (858,971)
                                             ------------    -----------    --------------

Interest expense                                 ( 10,813)       ( 9,593)         (113,474)
                                             ------------    -----------    --------------

Loss before provision for income taxes           ( 23,539)       (13,519)         (972,445)

Provision for income taxes                              -              -                 -
                                             ------------    -----------    --------------

Net loss                                     $   ( 23,539)   $   (13,519)   $     (972,445)
                                             ============    ===========    ==============

Net loss per common share
    Basic and diluted                        $   (   0.03)   $  (   0.02)   $     (   1.38)
                                             ============    ===========    ==============

Weighted average number of common shares
  outstanding                                     704,500        580,000           692,500
                                             ============    ===========    ==============


The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                         Deficiency
                                                                                        Accumulated
                                                   Common Stock           Additional     During the
                                               ----------------------       Paid-in     Development
                                               Shares         Amount        Capital        Stage              Total
                                              ---------     ---------     ----------    ------------     -------------
 Balance at November 23, 1993 (Inception)             -     $       -     $        -    $          -     $         -

 Issuance of shares for cash on
   November 30, 1993, at par                  5,000,000         5,000              -               -           5,000
 Net loss                                             -             -              -       (   4,808)      (   4,808)
                                              ---------     ---------     ----------    ------------     ------------
 Balance at December 31, 1993                 5,000,000         5,000                      (   4,808)            192

 Net loss                                             -             -              -       (     124)      (     124)
                                              ---------     ---------     ----------    ------------     ------------
 Balance at December 31, 1994                 5,000,000         5,000              -       (  4,932)              68

 Net loss                                             -             -              -       (     39)       (      39)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 1995                 5,000,000         5,000              -       (  4,971)              29

 Net loss                                             -             -              -       (    439)       (     439)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 1996                 5,000,000         5,000              -       (  5,410)       (     410)

 Net loss                                             -             -              -       (     39)       (      39)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 1997                 5,000,000         5,000              -       (   5,449)      (     449)

 Net loss                                             -             -              -       (  1,496)       (   1,496)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 1998                 5,000,000         5,000              -       (  6,945)       (   1,945)

 Common stock issued for services rendered      300,000           300        121,700               -         122,000
 Capital contribution                                 -             -          1,500               -           1,500
 Net loss                                             -             -              -       ( 422,847)      ( 422,847)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 1999                 5,300,000         5,300        123,200       ( 429,792)      ( 301,292)

 Common stock issued for services rendered      500,000           500        202,500               -         203,000
 Capital contribution                                 -             -          3,000               -           3,000
 Net loss                                             -             -              -       ( 398,214)      ( 398,214)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 2000                 5,800,000     $   5,800     $  328,700    $  ( 828,006)    $ ( 493,506)

(continued on following page)

The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' DEFICIENCY, Continued


                                                                                         Deficiency
                                                                                        Accumulated
                                                      Common Stock        Additional     During the
                                               ------------------------     Paid-in     Development
                                               Shares         Amount        Capital        Stage              Total
                                              ---------     ---------     ----------    ------------     -------------
Balance at December 31, 2000                  5,800,000     $   5,800     $  328,700    $  ( 828,006)    $ ( 493,506)

Capital stock issued for services rendered      525,000           525         51,975               -          52,500
Capital contributions                                 -                       24,265               -          24,265
Common stock issued as payment for convertible
 note payable and accrued interest to
 related party                                  600,000           600        186,482               -         187,082
Adjustment for 1:10 reverse split            (6,232,500)       (6,232)         6,232               -               -
Net loss                                              -             -              -        (120,900)      ( 120,900)
                                              ---------     ---------     ----------    ------------     -----------

Balance at December 31, 2001                    692,500     $     693     $  597,654    $   (948,906)    $ ( 350,559)

Capital stock issued for services rendered       12,000            12         11,988               -          12,000
Net loss                                              -             -              -        ( 23,539)      (  23,539)
                                              ---------     ---------     ----------    ------------     -----------
Balance at March 31, 2002 (Unaudited)           704,500     $     705     $  609,642    $   (972,445)    $ ( 362,098)
                                              =========     =========     ==========    ============     ===========













The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                      Cumulative from
                                                                                        November 23,
                                                             For the Years Ended      1993 (inception)
                                                                  March 31,             to March 31,
                                                            2002          2001              2002
                                                       ------------    -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   ( 23,539)   $  ( 13,519)   $     (972,444)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                             726          1,125            16,961
      Rent expense                                                -            750             4,500
      Write off of intangible assets                              -              -            61,434
      Stock issued for services rendered                     12,000              -           389,500
      Stock issued for interest due to related party              -              -            37,082
      Increase in prepaid expenses                                -              -          ( 13,333)
      Increase (decrease) in accounts payable                     -          2,025            24,191
      Increase in accrued interest                           10,813          9,593            76,391
      Increase (decrease) in due to related party                 -              -            21,865
                                                       ------------    -----------    --------------
Net cash used in operating activities                             -       (     26)         (353,853)
                                                       ------------    -----------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Organizational costs                                           -              -          (    195)
   Deposits                                                       -              -          ( 40,000)
   Research and development                                       -              -          ( 16,920)
   Purchase of property and equipment                             -              -          ( 19,032)
                                                       ------------    -----------    --------------
Net cash provided by (used in) investing activities               -              -         (  76,147)
                                                       ------------    -----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of convertible debentures                             -              -           130,000
   Issuance of convertible notes to related parties               -              -           300,000
                                                       ------------    -----------    --------------
Net cash provided by financing activities                       -              -             430,000
                                                     ------------    -----------      --------------
NET DECREASE IN CASH  AND CASH EQUIVALENTS                      -       (     26)                  -

CASH AND CASH EQUIVALENTS - BEGINNING                           -            206                   -
                                                     ------------    -----------       -------------
CASH AND CASH EQUIVALENTS - ENDING                   $          -    $       180      $            -
                                                     ============    ===========      ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
   Interest expense                                  $          -    $         -      $            -
                                                     ============    ===========      ==============
   Income taxes                                      $          -    $         -      $            -
                                                     ============    ===========      ==============

The accompanying notes are an integral part of the financial statements.

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001

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

          On June 11, 2002, the Company entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation ("Elution Arizona"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Elution Arizona in exchange for an equal number of shares of Common Stock of the Company. The provisions of that Agreement have been satisfied and the Transfer Agent of the Company has been authorized to issue shares of the Company's Common Stock to the shareholders of record of Elution Arizona in exchange for their respective shares of stock in Elution Arizona.

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

          Basis of Presentation
          ---------------------
          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

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

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


               Property and Equipment
               ----------------------
               Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives, generally five to sever years, of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

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

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               As of March 31, 2002, the Company had no convertible potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                                          March 31
                                                 -------------------------
                                                     2002           2001
                                                 ----------     ----------
                           Basic and diluted       704,500         80,000


               Comprehensive Income
               --------------------
               In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2002 and 2001, and for the period from November 23, 1993(inception) to March 31, 2002, the Company had no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

               Disclosures About Segments of an Enterprise and Related
               Information
               -------------------------------------------------------
               Statements of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS
               131) requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates in one business segment and does not have revenues from foreign operations.


NOTE 2 -  RELATED PARTY TRANSACTIONS

               The Company had the following related party transactions for the three months ended March 31, 2002 and 2001:

               Office Expense
               --------------
               A stockholder provided office space valued at $250 per month, for the three months ending March 31, 2001. The value of this office space, totaling $750, has been recorded in the statements of operations, with a corresponding contribution to capital, as of March 31, 2001. There was no similar expense during the three months ended March 31, 2002.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001

NOTE 2 -  RELATED PARTY TRANSACTIONS (Continued)

               Due to Related Party
               --------------------
               The Company has accrued amounts due to its president for services rendered and expenses paid by the president on behalf of the Company of $38,900 at March 31, 2001. During the year ended December 31, 2001, the president paid $14,635 and waived the outstanding balance, resulting in a contribution to capital of $24,265. There was no similar expense during the three months ended March 31, 2002.

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

               The remaining note holder, as of March 31, 2001, did not convert his note. Interest is accruing on this note at a default rate of 18%. During May 2002, this note was converted into 60,000 shares of common stock in full settlement of this obligation including accrued interest in the amount of $50,790.

NOTE 3 -  PROPERTY AND EQUIPMENT

               Property and equipment, at cost, consisted of the following:

                                                            March 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
              Computer Equipment                  $     10,132    $     10,132
              Automobile                                 4,386           4,386
                                                  ------------     ------------
              Total                                     14,518          14,518
                 Less:  Accumulated Depreciation        (9,821)         (7,317)
                                                  ------------     ------------

              Net Property and Equipment          $      4,697      $    7,201
                                                  ============      ===========

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001

NOTE 3 -  PROPERTY AND EQUIPMENT (Continued)

               For the three months ended March 31, 2002 and 2001, depreciation expense was $726 and $1,125, respectively.


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

NOTE 5 -  STOCKHOLDERS' DEFICIENCY

               Common stock
               ------------
               The aggregate number of shares of common stock that the Company has authority to issue at March 31, 2002, is 50,000,000 shares at a par value of $0.001. As of March 31, 2002 and 2001, 704,500 and 580,000 were issued and outstanding, respectively. On June 11, 2002, the Company effected a 1 for 10 reverse split and also increased the authorized shares from 50,000,000 shares to 100,000,000 shares. All shares and per share amounts have been retroactively restated to reflect this 1:10 reverse split.

               Common stock issued for services
               --------------------------------
               During October 2001, the Company issued 52,500 shares of common stock for services valued at $52,500.

               During March 2002, the Company issued 12,000 shares of common stock for services valued at $12,000.

               Common stock issued for convertible note payable
               ------------------------------------------------
               During November 2001, the Company issued 60,000 shares of common stock as full payment of a $150,000 note payable and accrued interest of $37,082.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001

NOTE 6 -  STOCKHOLDERS' DEFICIENCY (Continued)

               Contributed capital
               -------------------
               During the three months ended March 31, 2001 a related party provided office space valued at approximately $750, which is recorded as contributed capital. There was no similar expense for the three months ended March 31, 2002.

               Employee stock incentive plan
               -----------------------------
               On October 23, 2001, the Company registered with the Securities and Exchange Commission 1,000,000 common shares for an employee stock incentive plan at a proposed maximum offering price of $1.00 per share. On June 11, 2002, the Company effected a 1 for 10 reverse split. As a consequence, the number of shares covered by this registration was reduced to 100,000 common shares.

               The plan is applicable to current employees, officers, non-employee directors and consultants. The plan is administered by a compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options.

               As of March 31, 2002, 44,500 shares of common stock have been issued at $0.10 per share under this plan leaving a balance of 55,500 shares of common stock available under the plan. Beginning May 9, 2002 and continuing through July 1, 2002, the Company issued 55,500 shares of common stock at $0.10 per share under this plan leaving a balance of zero shares of common stock available under the plan.

               As of March 31, 2002, no stock options have been issued under this plan.

NOTE 7 -  SUBSEQUENT EVENTS

               On June 11, 2002, the Company entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation ("Elution Arizona"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Elution Arizona in exchange for an equal number of shares of Common Stock of the Company. The provisions of that Agreement have been satisfied and the Transfer Agent of the Company has been authorized to issue shares of the Company's Common Stock to the shareholders of record of Elution Arizona (see Note 1).

               On June 11, 2002, the Company changed its name to Elution Technologies, Inc.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001

NOTE 6 -  SUBSEQUENT EVENTS (Continued)

               On June 11, 2002, the Company effected a 10 to 1 reverse split of its common stock, and also increased the number of authorized common stock from 50,000,000 shares to 100,000,000 shares (see
               Note 6).

               On March 6, 2002, the Company issued 2,000 common shares for services rendered valued at $2,000.

               On March 6. 2002, the Company issued 10,000 common shares for services rendered valued at $10,000.

               On May 7, 2002, the Company issued 60,000 common shares in payment of a convertible note payable totaling $150,000, plus accrued interest of $48,032 at March 31, 2002, to a related party.

               On May 9, 2002, the Company issued 10,000 common shares for legal services rendered valued at $10,000.

               On June 12, 2002, the Company issued 20,000 common shares for consulting services rendered valued at $20,000.

               On July 1, 2002, the Company issued 25,500 common shares for consulting services rendered valued at $22,950.

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

               On July 18, 2002, the Company sold 2,000 Section 144 restricted common shares for $2,000.

               On August 6, 2002, the Company issued 800 Section 144 restricted common shares at a value of $1.00 for internet media services rendered.

               During August 2002, to the date of this report, the Company issued 25,000 Section 144 restricted common shares for $35,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following Discussion and Analysis should be read in conjunction with the financial statements and notes included in this Form 10-QSB and the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001.

(a)  Plan of Operation.

As of March 31, 2002, the Company had not commenced business operations.

In previous filings, which are incorporated herein by reference, the Company has discussed the fact that it was proceeding with plans to secure DOT and EPA approval for the "classic style" Volkswagen Bug which the Company intended to import from the Volkswagen production facility in Pueblo Mexico. To this end, during the first quarter of 2002, the Company entered into discussions with a group in Florida which claimed to have certain rights regarding the VW vehicle. The Florida group attempted to purchase control of the Company but was unable to complete the transaction. During the time when the purchase of control was being negotiated it was discovered that the claims of this group were without merit and negotiations were terminated.

Subsequently, the Company learned of another company interested in the importation of the VW "Bug" and the President of the Company attempted, unsuccessfully, to structure a possible combination with this other company.

Without abandoning its plans concerning the VW vehicle, management began looking for other opportunities for the Company to pursue. During the third quarter of 2002, the Company entered into discussions to acquire 100% of the equity of a technology company with the intent of merging it into the Company. As of March 31, 2002, those discussions were in an embryonic stage and no agreement concerning the acquisition and merger of the technology company had been entered into.

On June 11, 2002, the Company entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation ("Elution Arizona"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Elution Arizona in exchange for an equal number of shares of Common Stock of the Company. The provisions of that Agreement have been satisfied and the Transfer Agent of the Company has been authorized to issue shares of the Company's Common Stock to the shareholders of record of Elution Arizona in exchange for their respective shares of stock in Elution Arizona.

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


(b)      Liquidity and Capital Resources

As of March 31, 2002 the Company has no established source of revenue, has negative working capital of $367,000 and has accumulated losses of $972,500. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

                                      PART II

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation. In previous filings, which are incorporated herein by reference, the Company discussed its efforts to secure DOT and EPA approval for the "classic style" Volkswagen bug which the Company intended to import from the Volkswagen production facility in Pueblo Mexico. The Registrant has been threatened by a group in Florida, which claims that they had certain rights regarding the VW vehicle. The Florida group attempted to purchase control of the Registrant but was unable to complete the transaction. During the time when purchase of control was being negotiated it was discovered that the claims of this group were without merit. The Registrant is considering suing this group for fraud and damages. The actions of this group have caused the Registrant to delay its entry into the market by eight months.

ITEM 2.  CHANGES IN SECURITIES

(a) For the period ended March 31, 2002, there were no changes in the number of type of securities the Company is authorized to issue.

(b) On June 11, 2002, the Company amended its Articles of Incorporation to authorize the Company to provide that each share outstanding was changed into a one-tenth (1/10th) of a share, effecting a 1:10 rollback of the number of shares of Common Stock issued and outstanding, and increase the total number of shares which the Company was authorized to issue from 50,000,000 to 100,000,000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) In 1999, the Company issued two convertible notes totaling $300,000 to the president and vice-president of the Company. The notes bear interest at the prime rate, adjusted quarterly, and matured in June 2001. The note holders may, at their discretion, convert all or any outstanding portion of the balance due into shares of common stock of the Company, calculated as the outstanding balance to be converted divided by $0.25.

On November 5, 2001, the president converted his note into 60,000 shares of the Company's common stock as full payment for principal of $150,000 and accrued interest of $37,082.

The remaining note holder, as of March 31, 2001, did not convert his note. Interest is accruing on this note at a default rate of 18%. During May 2002, this note was converted into 60,000 shares of common stock in full settlement of this obligation including accrued interest in the amount of $50,790.

(b) During the year ended December 31, 2000, the Company issued five convertible notes payable, totaling $100,000, which matured in March 2001. These notes bear interest at the rate of 12.5% per annum. Each note is subject to automatic conversion at the maturity date. As of August 31, 2002, the notes have not yet been converted and are in default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) No matters occurring during the three months ending March 31, 2002, were required to be submitted to the shareholders for a vote.

(b) On June 11, 2002, the Company filed an Amendment of Articles of Incorporation of Nostalgia Motorcars, Inc., with the Secretary of State for the State of Nevada. The number of shares of the Company outstanding and entitled to vote on an amendment to the Articles of Incorporation was 7,945,000. The June 11, 2002 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment effected the following changes to the Company's Articles of
Incorporation: (1) changed the name of the Company to Elution Technologies, Inc., (2) authorized the Company to provide that each share outstanding was changed into a one-tenth (1/10th) of a share, effecting a 1:10 rollback of the number of shares of Common Stock issued and outstanding, and (3) increased the total number of shares which the Company was authorized to issue from 50,000,000 to 100,000,000.


ITEM 5.  OTHER INFORMATION

(a) Changes in Management Occurring after March 31, 2002. From May 20, 1999, to June 13, 2002, Brad Randolph was the sole officer and director of the Company, serving as its President, Secretary and Treasurer. On June 13, 2002, following the change of the name of the Company to Elution Technologies, Inc. (see Item 4 above), and the execution of the Agreement and Plan of Merger (see ITEM 2(a) above), Mr. Thomas Kreitzer was appointed a director of the Company to fill a newly created directorship. On July 24, 2002, Mr. Brad Randolph resigned, leaving Mr. Thomas Kreitzer as the sole director. On July 25, 2002, Mr. David Kreitzer was appointed a director of the Company to fill the position vacated by Mr. Randolph's resignation. On July 25, 2002, Thomas Kreitzer was elected to the offices of Interim Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer; David Kreitzer were elected to the office of Interim Chief Operating Officer. On August 19, 2002, Dr. Tinku Acharya was appointed a director of the Company to fill a newly created directorship and was also elected Chairman of the Board of Directors and Chief Technology Officer of the Company. Messrs. Thomas Kreitzer, David Kreitzer and Tinku Acharya will serve until the next annual meeting of the Registrant's stockholders or until their respective successors are duly elected and have qualified. Directors will be elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on 8-K
None

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

                                           ELUTION TECHNOLOGIES, INC.
                                          (formerly Nostalgia Motorcars, Inc.)




Date:  September 5, 2002                   By:   /s/  Thomas Kreitzer
                                               --------------------------------
                                               Thomas Kreitzer,
                                               Interim Chief Executive Officer,
                                               Principal Accounting Officer