Form 10QSB
period 2002-06-30
NOSTALGIA MOTORCARS INC
filed 2002-09-16
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2002, - 815,611 shares, $0.001 par value

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

                                      Index


                                                                         Page
                                                                        Number
                                                                        ------
PART I        FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (unaudited)..........................   3

              Balance Sheet as of June 30, 2002 and December 31, 2001 ..   3

              Statements of Operations for the three and six months
              ended June 30, 2002 and 2001 and cumulative from
              November 23, 1993 (inception) to June 30, 2002 ...........   4

              Statement of Stockholders' Deficiency cumulative from
              November 23, 1993 (inception) to June 30, 2002  ..........   5-6

              Statements of Cash Flow for the six months ended
              June 30, 2002 and 2001 and cumulative from
              November 23, 1993 to June 30, 2002 .......................   7-8

              Notes to Financial Statements ............................   9

     ITEM 2.  Managements Discussion and Analysis of Financial
              Condition and Results of Operations/Plan of Operation.....  17


PART II       OTHER INFORMATION

     ITEM 1.  Legal Proceedings.........................................  19

     ITEM 2.  Change in Securities and Use of Proceeds..................  19

     ITEM 3.  Defaults Upon Senior Securities...........................  19

     ITEM 4.  Submission of Matters to Vote
                 Of Security Holders ...................................  20

     ITEM 5.  Other Information.........................................  20

     ITEM 6.  Exhibits and Reports on Form 8-K..........................  20


SIGNATURES..............................................................  21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             ELUTION TECHNOLOGIES, INC.
                        (formerly Nostalgia Motorcars, Inc.)
                           (A Development Stage Company)
                                  BALANCE SHEETS

                                                          June 30,   December 31
                                                            2002        2001
                                                          ---------   ---------
                                                         (Unaudited)
        ASSETS
Current Assets
   Cash and cash equivalents                              $   1,506   $    --
   Prepaid expenses                                          13,333      13,333
   Subscriptions Receivable                                  10,000        --

Property and equipment, net of depreciation
 of $9,821 and $9,095, respectively                           3,971       5,423
                                                          ---------   ---------
      TOTAL ASSETS                                        $  28,810   $  18,756
                                                          =========   =========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
   Accounts payable and accrued expenses                  $  37,191   $  23,736
   Accrued interest                                          32,422      65,579
   Wages payable                                            283,416        --
   Withholding taxes payable                                190,364        --
   Payroll taxes payable                                     30,485
   Due to related party                                        --          --
   Convertible notes payable                                130,000     130,000
   Convertible notes payable to related party                  --       150,000
                                                          ---------   ---------
    Total liabilities                                       703,878     369,315
                                                          ---------   ---------

Commitments and contingencies                                  --          --

Stockholders' deficiency
   Common stock, $.001 par value; 100,000,000
     shares authorized; 815,611 and 692,500
     shares issued and outstanding                              816         693
   Additional paid-in capital                               867,321     597,654
   Deficiency accumulated during the development stage   (1,543,205)   (948,906)
                                                          ---------   ---------
    Total stockholders' deficiency                         (675,068)   (350,559)
                                                          ---------   ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $  28,810   $  18,756
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

                                 ELUTION TECHNOLOGIES, INC.
                            (formerly Nostalgia Motorcars, Inc.)
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS

                                                                                                      Cumulative from
                                                                                                        November 23,
                                                                                                      1993 (inception
                                          For the Three Months Ended     For the Six Months Ended           to
                                                     June 30,                      June 30,               June 30,
                                               2002          2001            2002         2001              2002
                                          ------------    -----------   ------------   -----------    --------------
Revenue                                   $          -    $         -   $          -   $         -    $            -

Expenses
     General and administrative                563,214          1,750        575,214         1,750         1,350,735
     Depreciation                                  726          1,125          1,452         1,125            10,742
     Research and development                        -              -              -             -            61,434
                                          ------------    -----------   ------------   -----------    --------------

     Total Expenses                            563,940          2,875        576,666         2,875         1,422,911
                                          ------------    -----------   ------------   -----------    --------------

Loss from operations                          (563,940)       ( 2,875)      (576,666)      ( 2,875)       (1,422,911)
                                          ------------    -----------   ------------   -----------    --------------

Interest expense                              (  6,821)       ( 9,593)      ( 17,633)      ( 9,593)         (120,294)
                                          ------------    -----------   ------------   -----------    --------------

Loss before provision for income taxes        (570,761)       (12,468)      (594,299)      (12,468)       (1,543,205)

Provision for income taxes                           -              -              -             -                 -
                                          ------------    -----------   ------------   -----------    --------------

Net loss                                  $   (570,761)   $   (12,468)  $   (594,299)  $   (12,468)   $   (1,543,299)
                                          ============    ===========   ============   ===========    ==============

Net loss per common share
    Basic and diluted                     $   (   0.70)   $  (   0.02)  $   (   0.73)  $  (   0.02)   $     (   1.89)
                                          ============    ===========   ============   ===========    ==============

Weighted average number of common shares
  outstanding                                  815,611        580,000        815,611       580,000           815,611
                                          ============    ===========   ============   ===========    ==============



The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                         Deficiency
                                                                                        Accumulated
                                                      Common Stock        Additional     During the
                                               ------------------------     Paid-in     Development
                                               Shares         Amount        Capital        Stage           Total
                                              ---------     ---------     ----------    ------------    -----------
 Balance at November 23, 1993 (Inception)             -     $       -     $        -    $         -     $         -

 Issuance of shares for cash on
   November 30, 1993, at par                  5,000,000         5,000              -              -           5,000
 Net loss                                             -             -              -       (  4,808)      (   4,808)
                                              ---------     ---------     ----------    -----------     -----------
 Balance at December 31, 1993                 5,000,000         5,000                      (  4,808)            192

 Net loss                                             -             -              -       (    124)      (     124)
                                              ---------     ---------     ----------    -----------     -----------
 Balance at December 31, 1994                 5,000,000         5,000              -       (  4,932)             68

 Net loss                                             -             -              -       (     39)       (     39)
                                              ---------     ---------     ----------    -----------     -----------
 Balance at December 31, 1995                 5,000,000         5,000              -       (  4,971)             29

 Net loss                                             -             -              -       (    439)       (    439)
                                              ---------     ---------     ----------    -----------     -----------
 Balance at December 31, 1996                 5,000,000         5,000              -       (  5,410)       (    410)

 Net loss                                             -             -              -       (     39)       (     39)
                                              ---------     ---------     ----------    -----------     -----------
 Balance at December 31, 1997                 5,000,000         5,000              -       (  5,449)       (    449)

 Net loss                                             -             -              -       (  1,496)       (  1,496)
                                              ---------     ---------     ----------    -----------     -----------
 Balance at December 31, 1998                 5,000,000         5,000              -       (  6,945)       (  1,945)

 Common stock issued for services rendered      300,000           300        121,700              -         122,000
 Capital contribution                                 -             -          1,500              -           1,500
 Net loss                                             -             -              -       (422,847)       (422,847)
                                              ---------     ---------     ----------    -----------     -----------
 Balance at December 31, 1999                 5,300,000         5,300        123,200       (429,792)       (301,292)

 Common stock issued for services rendered      500,000           500        202,500              -         203,000
 Capital contribution                                 -             -          3,000              -           3,000
 Net loss                                             -             -              -       (398,214)       (398,214)
                                              ---------     ---------     ----------    -----------     -----------
 Balance at December 31, 2000                 5,800,000     $   5,800     $  328,700    $  (828,006)    $  (493,506)

(continued on following page)

The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' DEFICIENCY, Continued


                                                                                         Deficiency
                                                                                        Accumulated
                                                      Common Stock        Additional     During the
                                               ------------------------     Paid-in     Development
                                               Shares         Amount        Capital        Stage           Total
                                              ---------     ---------     ----------    ------------    -----------
Balance at December 31, 2000                  5,800,000     $   5,800     $  328,700    $ ( 828,006)    $ ( 493,506)

Capital stock issued for services rendered      525,000           525         51,975              -          52,500
Capital contributions                                 -                       24,265              -          24,265
Common stock issued as payment for
 convertible note payable and accrued
 interest to related party                      600,000           600        186,482              -         187,082
Adjustment for 1:10 reverse split            (6,232,500)       (6,232)         6,232              -               -
Net loss                                              -             -              -       (120,900)       (120,900)
                                              ---------     ---------     ----------    -----------     -----------

Balance at December 31, 2001                    692,500     $     693     $  597,654    $  (948,906)    $  (350,559)

Capital stock issued for services rendered       42,000            42         38.958              -          39,000
Capital stock issued for cash (Section 144)      21,111            21         29,979              -          30,000
Capital stock issued as payment for
  convertible note payable and accrued
  interest to related party                      60,000            60        200,730              -         200,790

Net loss                                              -             -              -       (594,299)       (594,299)
                                              ---------     ---------     ----------    -----------     -----------

Balance at June 30, 2002 (Unaudited)            815,611     $     816     $  867,321    $(1,543,205)    $  (675,068)
                                              =========     =========     ==========    ===========     ===========








The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                      Cumulative from
                                                                                        November 23,
                                                        For the Six Months Ended      1993 (inception)
                                                                  June 30,              to June 30,
                                                            2002          2001              2002
                                                       ------------    -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   (594,299)   $  ( 25,987)   $   (1,543,205)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                           1,452          2,250            17,687
      Rent expense                                                -          1,500             4,500
      Write off of intangible assets                              -              -            61,434
      Stock issued for services rendered                     39,000              -           416,500
      Stock issued for interest due to related party         50,790              -            87,872
      Subscription Receivable                               (10,000)             -          ( 10,000)
      Increase in prepaid expenses                                -              -          ( 13,333)
      Increase (decrease) in accounts payable                13,455          3,000            37,646
      Increase (decrease) in wages/payroll taxes payable    504,265              -           504,265
      Increase (decrease) in accrued interest               (33,157)        19,186            32,422
      Increase (decrease) in due to related party                 -              -            21,865
                                                       ------------    -----------    --------------
Net cash used in operating activities                       (28,494)      (     51)         (382,347)
                                                       ------------    -----------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Organizational costs                                           -              -          (    195)
   Deposits                                                       -              -          ( 40,000)
   Research and development                                       -              -          ( 16,920)
   Purchase of property and equipment                             -              -          ( 19,032)
                                                       ------------    -----------    --------------
Net cash provided by (used in) investing activities               -              -         (  76,147)
                                                       ------------    -----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of convertible debentures                             -              -           130,000
   Issuance of convertible notes to related parties        (150,000)             -                 -
   Stock issued in conversion of note to related party      150,000              -           300,000
   Stock issued for cash                                     30,000              -            30,000
                                                       ------------    -----------    --------------

Net cash provided by financing activities                    30,000              -           460,000
                                                       ------------    -----------    --------------

(continued on following page)

The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS, Continued)

                                                                                      Cumulative from
                                                                                        November 23,
                                                        For the Six Months Ended      1993 (inception)
                                                                  June 30,              to June 30,
                                                            2002          2001              2002
                                                       ------------    -----------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     1,506       (     51)            1,506

CASH AND CASH EQUIVALENTS - BEGINNING                             -            206                 -
                                                       ------------    -----------     -------------
CASH AND CASH EQUIVALENTS - ENDING                     $      1,506    $       155    $        1,506
                                                       ============    ===========    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
   Interest expense                                    $          -    $         -    $            -
                                                       ============    ===========    ==============
   Income taxes                                        $          -    $         -    $            -
                                                       ============    ===========    ==============






The accompanying notes are an integral part of the financial statements.

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

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

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Basis of Presentation (continued)
          ---------------------------------
          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

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

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

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

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          As of June 30, 2002, the Company had no convertible potentially dilutive securities outstanding. The shares used in the computations were as follows:

                                                          June 30
                                                    2002               2001
                                                ----------         ----------
                     Basic and diluted           815,611             580,000


          Comprehensive Income
          --------------------
          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2002 and 2001, and for the period from November 23, 1993(inception) to June 30, 2002, the Company had no items that represent comprehensive income and, therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

          Disclosures About Segments of an Enterprise and Related Information
          -------------------------------------------------------------------
          Statements of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates in one business segment and does not have revenues from foreign operations.


NOTE 2 -  RELATED PARTY TRANSACTIONS

          The Company had the following related party transactions for the three months ended June 30, 2002 and 2001:

          Office Expense
          --------------
          A stockholder provided office space valued at $250 per month, for the six months ending June 30, 2001. The value of this office space, totaling $750, has been recorded in the statements of operations, with a corresponding contribution to capital, as of June 30, 2001. There was no similar expense during the six months ended June 30, 2002.

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

NOTE 2 -  RELATED PARTY TRANSACTIONS (Continued)

          Due to Related Party
          --------------------
          The Company has accrued amounts due to its president for services rendered and expenses paid by the president on behalf of the Company of $38,900 at June 30, 2001. During the year ended December 31, 2001, the president was paid $14,635 and waived the outstanding balance, resulting in a contribution to capital of $24,265. There was no similar expense during the six months ended June 30, 2002.

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

          On May 7, 2002, the remaining note holder converted his note into 60,000 shares of common stock in full payment for principal of $150,000 and accrued interest in the amount of $50,790.


NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment, at cost, consisted of the following:

                                                         June 30,
                                                --------------------------
                                                    2002           2001
                                                ------------   -----------
            Computer Equipment                  $     10,132   $    10,132
            Automobile                                 4,386         4,386
                                                ------------   -----------
            Total                                     14,518        14,518
               Less:  Accumulated Depreciation       (10,547)       (8,442)
                                                ------------   -----------

            Net Property and Equipment          $      3,971   $     6,076
                                                ============   ===========

          For the six months ended June 30, 2002 and 2001, depreciation expense was $1,452 and $1,125, respectively.

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

NOTE 4 -  CONVERTIBLE NOTES PAYABLE

          During the year ended December 31, 2000, the Company issued five convertible notes payable, totaling $100,000, which matured in March 2001. These notes bear interest at the rate of 12.5% per annum. Each note is subject to automatic conversion at the maturity date. As of the date of this filing, the notes have not yet been converted and are in default.

          During the year ended December 31, 2001, the Company issued two convertible notes payable, totaling $30,000, which mature in October 2002. These notes bear interest at 12.5% per annum.

NOTE 5 -  STOCKHOLDERS' DEFICIENCY

          Common stock
          ------------
          On June 11, 2002, the Company effected a 1 for 10 reverse split and also increased the authorized shares from 50,000,000 shares to 100,000,000 shares. The aggregate number of shares of common stock that the Company has authority to issue at June 30, 2002, is 100,000,000 shares at a par value of $0.001. As of June 30, 2002 and 2001, 815,611 and 580,000 were issued and outstanding, respectively. All shares and per share amounts have been retroactively restated to reflect this 1:10 reverse split.

          Common stock issued for services
          --------------------------------
          During October 2001, the Company issued 52,500 shares of common stock for services valued at $52,500.

          During March 2002, the Company issued 12,000 shares of common stock for services valued at $12,000. In May 2002, the Company issued 10,000 shares of common stock for legal services valued at $7,000. In June 2002, the Company issued 20,000 shares of common stock to two different persons for consulting services valued at $20,000.

          Common stock issued for convertible notes payable
          ------------------------------------------------
          During November 2001, the Company issued 60,000 shares of common stock as full payment of a $150,000 note payable and accrued interest of $37,082. On May 7, 2002, the Company issued 60,000 shares of common stock as fully payment of a $150,000 note payable and accrued interest of $50,790.

                           ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

NOTE 6 -  STOCKHOLDERS' DEFICIENCY (Continued)

          Contributed capital
          -------------------
          During the three months ended June 30, 2001 a related party provided office space valued at approximately $750, which is recorded as contributed capital. There was no similar expense for the three months ended June 30, 2002.

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

          As of June 30, 2002, 74,500 shares of common stock have been issued at $0.10 per share under this plan leaving a balance of 24,500 shares of common stock available under the plan. On July 1, 2002, the Company issued 24,500 shares of common stock at $0.10 per share under this plan leaving a balance of zero shares of common stock available under the plan.

          As of June 30, 2002, no stock options have been issued under this plan.


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

          On June 11, 2002, the Company changed its name to Elution Technologies, Inc.

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

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

          On May 7, 2002, the Company issued 60,000 common shares in payment of a convertible note payable totaling $150,000, plus accrued interest of $50,790 at date of conversion, to a related party.

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

(a)  Plan of Operation.

As of June 30, 2002, the Company had not commenced business operations.

In previous filings, which are incorporated herein by reference, the Company has discussed the fact that it was proceeding with plans to secure DOT and EPA approval for the "classic style" Volkswagen Bug which the Company intended to import from the Volkswagen production facility in Pueblo Mexico. To this end, during the first quarter of 2002, the Company entered into discussions with a group in Florida that claimed to have certain rights regarding the VW vehicle. The Florida group attempted to purchase control of the Company but was unable to complete the transaction. During the time when the purchase of control was being negotiated it was discovered that the claims of this group were without merit and negotiations were terminated.

Subsequently, the Company learned of another company interested in the importation of the VW "Bug" and the President of the Company attempted, unsuccessfully, to structure a possible combination with this other company.

Without abandoning its plans concerning the VW vehicle, management began looking for other opportunities for the Company to pursue. During the second quarter of 2002, the Company entered into discussions to acquire 100% of the equity of a technology company with the intent of merging it into the Company.

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


(b)      Liquidity and Capital Resources

As of June 30, 2002 the Company has no established source of revenue, has negative working capital of $675,068 and has accumulated losses of $1,543,205. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation. In previous filings, which are incorporated herein by reference, the Company discussed its efforts to secure DOT and EPA approval for the "classic style" Volkswagen bug which the Company intended to import from the Volkswagen production facility in Pueblo Mexico. The Registrant has been threatened by a group in Florida that claims that they had certain rights regarding the VW vehicle. The Florida group attempted to purchase control of the Registrant but was unable to complete the transaction. During the time when purchase of control was being negotiated it was discovered that the claims of this group were without merit. The Registrant is considering suing this group for fraud and damages. The actions of this group have caused the Registrant to delay its entry into the market by eight months.

ITEM 2.  CHANGES IN SECURITIES

(a) On June 11, 2002, the Company amended its Articles of Incorporation to authorize the Company to provide that each share outstanding was changed into a one-tenth (1/10th) of a share, effecting a 1:10 rollback of the number of shares of Common Stock issued and outstanding, and increase the total number of shares which the Company was authorized to issue from 50,000,000 to 100,000,000.


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

On May 7, 2002, the remaining note holder converted his note into 60,000 shares of common stock in full payment for principal of $150,000 and accrued interest in the amount of $50,790.

(b) During the year ended December 31, 2000, the Company issued five convertible notes payable, totaling $100,000, which matured in March 2001. These notes bear interest at the rate of 12.5% per annum. Each note is subject to automatic conversion at the maturity date. As of the date of this filing, the notes have not yet been converted and are in default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 11, 2002, the Company filed an Amendment of Articles of Incorporation of Nostalgia Motorcars, Inc., with the Secretary of State for the State of Nevada. The number of shares of the Company outstanding and entitled to vote on an amendment to the Articles of Incorporation was 7,945,000. The June 11, 2002 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon. The amendment effected the following changes to the Company's Articles of
Incorporation: (1) changed the name of the Company to Elution Technologies, Inc., (2) authorized the Company to provide that each share outstanding was changed into a one-tenth (1/10th) of a share, effecting a 1:10 rollback of the number of shares of Common Stock issued and outstanding, and (3) increased the total number of shares which the Company was authorized to issue from 50,000,000 to 100,000,000.

On or about June 11, 2002, the Agreement and Plan of Merger (see ITEM 2(a) above) was submitted to the shareholders of the Company for approval. The number of shares of the Company outstanding and entitled to vote on the Agreement and Plan of Merger was 7,945,000. The Agreement and Plan of Merger was approved by a vote of six shareholders representing fifty-two percent (52%) of the shares entitled to vote thereon.

ITEM 5.  OTHER INFORMATION

(a) Changes in Management. From May 20, 1999, to June 13, 2002, Brad Randolph was the sole officer and director of the Company, serving as its President, Secretary and Treasurer. On June 13, 2002, following the change of the name of the Company to Elution Technologies, Inc. (see Item 4 above), and the execution of the Agreement and Plan of Merger (see ITEM 2(a) above), Mr. Thomas Kreitzer was appointed a director of the Company to fill a newly created directorship. On July 24, 2002, Mr. Brad Randolph resigned, leaving Mr. Thomas Kreitzer as the sole director. On July 25, 2002, Mr. David Kreitzer was appointed a director of the Company to fill the position vacated by Mr. Randolph's resignation. On July 25, 2002, Thomas Kreitzer was elected to the offices of Interim Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer; David Kreitzer were elected to the office of Interim Chief Operating Officer. On August 19, 2002, Dr. Tinku Acharya was appointed a director of the Company to fill a newly created directorship and was also elected Chairman of the Board of Directors and Chief Technology Officer of the Company. Messrs. Thomas Kreitzer, David Kreitzer and Tinku Acharya will serve until the next annual meeting of the Registrant's stockholders or until their respective successors are duly elected and have qualified. Directors will be elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

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

                                  ELUTION TECHNOLOGIES, INC.
                                  (formerly Nostalgia Motorcars, Inc.)




Date:  September 16, 2002         By:   /s/  Thomas Kreitzer
                                     ------------------------------------
                                     Thomas Kreitzer,
                                     Interim Chief Executive Officer