Form 10QSB/A
period 2002-03-31
ELUTION TECHNOLOGIES INC
filed 2002-10-10
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

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

                                      Index


                                                                         Page
                                                                        Number
                                                                        ------
PART I        FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (unaudited)..........................  3

              Balance Sheet as of March 31, 2002 and December 31, 2001..  3

              Statements of Operations for the three months ended
              March 31, 2002 and 2001 and cumulative from November 23,
              1993 (inception) to March 31, 2002........................  4

              Statement of Stockholders' Deficiency cumulative from
              November 23, 1993 (inception) to March 31, 2002 ..........  5-6

              Statements of Cash Flow for the three months ended
              March 31, 2002 and 2001 and cumulative from
              November 23, 1993 to March 31, 2002.......................  7-8

              Notes to Financial Statements ............................  9-15

     ITEM 2.  Managements Discussion and Analysis of Financial
              Condition and Results of Operations/Plan of Operation.....  16


PART II       OTHER INFORMATION

     ITEM 1.  Legal Proceedings.........................................  17

     ITEM 2.  Change in Securities and Use of Proceeds..................  18

     ITEM 3.  Defaults Upon Senior Securities...........................  18

     ITEM 4.  Submission of Matters to Vote
                 Of Security Holders ...................................  18

     ITEM 5.  Other Information.........................................  19

     ITEM 6.  Exhibits and Reports on Form 8-K..........................  19


SIGNATURES..............................................................  20

Exhibit 99.1 ...........................................................  21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             ELUTION TECHNOLOGIES, INC.
                        (formerly Nostalgia Motorcars, Inc.)
                           (A Development Stage Company)
                                  BALANCE SHEETS

                                                          March 31,  December 31
                                                            2002        2001
                                                          ---------   ---------
                                                         (Unaudited)
        ASSETS
Current Assets
     Cash and cash equivalents                            $    --     $    --
     Prepaid expenses                                         3,333      13,333

Property and equipment, net of depreciation
 of $9,821 and $9,095, respectively                           4,697       5,423
                                                          ---------   ---------

      TOTAL ASSETS                                        $   8,030   $  18,756
                                                          =========   =========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable and accrued expenses                $   8,125   $  23,736
     Accrued interest                                        76,392      65,579
     Due to related party                                      --          --
     Convertible notes payable                              130,000     130,000
     Convertible notes payable to related party             150,000     150,000
                                                          ---------   ---------
      Total liabilities                                     364,517     369,315
                                                          ---------   ---------

Commitments and contingencies                                  --          --

Stockholders' deficiency
     Common stock, $.001 par value; 100,000,000
       shares authorized; 704,500 and 692,500
       shares issued and outstanding                            705         693
     Additional paid-in capital                             609,642     597,654
     Deficiency accumulated during the development stage   (966,834)   (948,906)
                                                          ---------   ---------
      Total stockholders' deficiency                       (356,487)   (350,559)
                                                          ---------   ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $   8,030   $  18,756
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

                                 ELUTION TECHNOLOGIES, INC.
                            (formerly Nostalgia Motorcars, Inc.)
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                                                      Cumulative from
                                                                                        November 23,
                                                                                      1993 (inception)
                                                       For the Three Months Ended            to
                                                                  March 31,               March 31,
                                                            2002          2001              2001
                                                       ------------    -----------    --------------
Revenue                                                $          -    $         -    $            -

Expenses
     General and administrative                               6,389          2,801           781,910
     Depreciation                                               726          1,125            10,016
     Research and development                                     -              -            61,434
                                                       ------------    -----------    --------------

     Total Expenses                                           7,115          3,926           853,360
                                                       ------------    -----------    --------------

Loss from operations                                       (  7,115)       ( 3,926)         (853,360)
                                                       ------------    -----------    --------------

Interest expense                                           ( 10,813)       ( 9,593)         (113,474)
                                                       ------------    -----------    --------------

Loss before provision for income taxes                     ( 17,928)       (13,519)         (966,834)

Provision for income taxes                                        -              -                 -
                                                       ------------    -----------    --------------

Net loss                                               $   ( 17,928)   $   (13,519)   $     (966,834)
                                                       ============    ===========    ==============

Net loss per common share
    Basic and diluted                                  $   (   0.03)   $  (   0.02)   $     (   1.88)
                                                       ============    ===========    ==============

Weighted average number of common shares outstanding        695,833        580,000           514,193
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

                                              ELUTION TECHNOLOGIES, INC.
                                          (formerly Nostalgia Motorcars, Inc.)
                                              (A Development Stage Company)
                                          STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                         Deficiency
                                                                                        Accumulated
                                                      Common Stock        Additional     During the
                                               ------------------------     Paid-in     Development
                                               Shares         Amount        Capital        Stage              Total
                                              ---------     ---------     ----------    ------------     -------------
 Balance at November 23, 1993 (Inception)             -     $       -     $        -    $          -     $         -

 Issuance of shares for cash on
   November 30, 1993, at par                  5,000,000         5,000              -               -           5,000
 Net loss                                             -             -              -       (   4,808)      (   4,808)
                                              ---------     ---------     ----------    ------------     ------------
 Balance at December 31, 1993                 5,000,000         5,000                      (   4,808)            192

 Net loss                                             -             -              -       (     124)      (    124)
                                              ---------     ---------     ----------    ------------     ------------
 Balance at December 31, 1994                 5,000,000         5,000              -       (  4,932)             68

 Net loss                                             -             -              -       (     39)       (     39)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 1995                 5,000,000         5,000              -       (  4,971)             29

 Net loss                                             -             -              -       (    439)       (    439)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 1996                 5,000,000         5,000              -       (  5,410)       (    410)

 Net loss                                             -             -              -       (     39)       (     39)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 1997                 5,000,000         5,000              -       (   5,449)      (    449)

 Net loss                                             -             -              -       (  1,496)       (  1,496)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 1998                 5,000,000         5,000              -       (  6,945)       (  1,945)

 Common stock issued for services rendered      300,000           300        121,700               -        122,000
 Capital contribution                                 -             -          1,500               -          1,500
 Net loss                                             -             -              -       ( 422,847)      (422,847)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 1999                 5,300,000         5,300        123,200       ( 429,792)      (301,292)

 Common stock issued for services rendered      500,000           500        202,500               -        203,000
 Capital contribution                                 -             -          3,000               -          3,000
 Net loss                                             -             -              -       ( 398,214)      (398,214)
                                              ---------     ---------     ----------    ------------     -----------
 Balance at December 31, 2000                 5,800,000     $   5,800     $  328,700    $  ( 828,006)    $ (493,506)

(continued on following page)

The accompanying notes are an integral part of the financial statements.

                                              ELUTION TECHNOLOGIES, INC.
                                          (formerly Nostalgia Motorcars, Inc.)
                                              (A Development Stage Company)
                                          STATEMENT OF STOCKHOLDERS' DEFICIENCY (continued)


                                                                                         Deficiency
                                                                                        Accumulated
                                                      Common Stock        Additional     During the
                                               ------------------------     Paid-in     Development
                                               Shares         Amount        Capital        Stage              Total
                                              ---------     ---------     ----------    ------------     -------------
Balance at December 31, 2000                  5,800,000     $   5,800     $  328,700    $  ( 828,006)    $ ( 493,506)

Capital stock issued for services rendered      525,000           525         51,975               -          52,500
Capital contributions                                 -                       24,265               -          24,265
Common stock issued as payment for convertible
 note payable and accrued interest to
 related party                                  600,000           600        186,482               -         187,082
Adjustment for 1:10 reverse split            (6,232,500)       (6,232)         6,232               -               -
Net loss                                              -             -              -        (120,900)      (120,900)
                                              ---------     ---------     ----------    ------------     -----------

Balance at December 31, 2001                    692,500     $     693     $  597,654    $   (948,906)    $ (350,559)

Capital stock issued for services rendered       12,000            12         11,988               -         12,000
Net loss                                              -             -              -        ( 17,928)      ( 17,928)
                                              ---------     ---------     ----------    ------------     -----------
Balance at March 31, 2002 (unaudited)           704,500     $     705     $  609,642    $   (966,834)    $ (356,487)
                                              =========     =========     ==========    ============     ===========













The accompanying notes are an integral part of the financial statements.

                              ELUTION TECHNOLOGIES, INC.
                        (formerly Nostalgia Motorcars, Inc.)
                               (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS
                                      (Unaudited)
                                                                                      Cumulative from
                                                                                        November 23,
                                                       For the Three Months Ended    1993 (inception)
                                                                 March 31,              to March 31,
                                                            2002          2001              2002
                                                       ------------    -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   ( 17,928)   $  ( 13,519)   $     (966,833)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                             726          1,125             9,821
      Rent expense                                                -            750             4,500
      Write off of intangible assets                              -              -            61,434
      Stock issued for services rendered                     12,000              -           389,500
      Stock issued for interest due to related party              -              -            37,082
      Decrease (increase) in prepaid expenses                10,000              -          (  3,333)
      Increase (decrease) in accounts payable               (15,611)         2,025             8,125
      Increase in accrued interest                           10,813          9,593            76,391
      Increase (decrease) in due to related party                 -              -            21,865
      Other                                                       -              -             7,595
                                                       ------------    -----------    --------------
Net cash used in operating activities                             -       (     26)         (353,853)
                                                       ------------    -----------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Organizational costs                                           -              -          (    195)
   Deposits                                                       -              -          ( 40,000)
   Research and development                                       -              -          ( 16,920)
   Purchase of property and equipment                             -              -          ( 19,032)
                                                       ------------    -----------    --------------
Net cash provided by (used in) investing activities               -              -         (  76,147)
                                                       ------------    -----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of convertible debentures                             -              -           130,000
   Issuance of convertible notes to related parties               -              -           300,000
                                                       ------------    -----------    --------------
Net cash provided by financing activities                         -              -           430,000
                                                       ------------    -----------    --------------

NET DECREASE IN CASH  AND CASH EQUIVALENTS                        -       (     26)                -

CASH AND CASH EQUIVALENTS - BEGINNING                             -            206                 -
                                                       ------------    -----------     -------------
CASH AND CASH EQUIVALENTS - ENDING                     $          -    $       180    $            -
                                                       ============    ===========    ==============

The accompanying notes are an integral part of the financial statements.

                              ELUTION TECHNOLOGIES, INC.
                        (formerly Nostalgia Motorcars, Inc.)
                               (A Development Stage Company)
                                 STATEMENT OF CASH FLOWS (continued)
                                      (Unaudited)

                                                                                      Cumulative from
                                                                                        November 23,
                                                       For the Three Months Ended    1993 (inception)
                                                                 March 31,              to March 31,
                                                            2002          2001              2002
                                                       ------------    -----------    --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
   Interest expense                                    $          -    $         -    $            -
                                                       ============    ===========    ==============
   Income taxes                                        $          -    $         -    $            -
                                                       ============    ===========    ==============
TRANSACTIONS NOT INVOLVING CASH:
   Stock issued for services rendered                  $     12,000    $         -
                                                       ============    ===========
   Stock issued for interest to related party          $          -    $         -
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

          On June 11, 2002, the Company entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation ("Elution Arizona"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Elution Arizona in exchange for an equal number of shares of Common Stock of the Company. The provisions of that Agreement have been satisfied and the Company expects to consummate the merger in October, 2002. The Transfer Agent of the Company has been authorized to issue shares of the Company's Common Stock to the shareholders of record of Elution Arizona in exchange for their respective shares of stock in Elution Arizona.

          Following completion of the merger, the Company will design technologies and application-specific integrated circuit ("ASIC") or VLSI chip that will accelerate a device's ability to process, compress, transmit, receive and/or decompress very large images and other multimedia data with very low power requirements.

          In addition to developing chipsets, the Company will also establish a consulting practice that will facilitate the incorporation of Elution's intellectual property and algorithms into other semiconductor producer's chipsets. The Company also plans to establish a research and development center in Kolkata, India to focus on futuristic technologies and utilize professional relationships with local academic and industry partners to further expand its technologies in the international market.

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


NOTE 2 -  RELATED PARTY TRANSACTIONS

          The Company had the following related party transactions for the three months ended March 31, 2002 and 2001:

          Office Expense
          --------------
          A stockholder provided office space valued at $250 per month, for the three months ending March 31, 2001. The value of this office space, totaling $750, has been recorded in the statements of operations, with a corresponding contribution to capital, as of March 31, 2001. There was no similar contribution during the three months ended March 31, 2002.

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

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001

NOTE 2 -  RELATED PARTY TRANSACTIONS (Continued)

          The remaining note holder, as of March 31, 2001, did not convert his note. Interest is accruing on this note at a default rate of 18%. During May 2002, this note was converted into 60,000 shares of common stock in full settlement of this obligation including accrued interest of $50,790.


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


NOTE 4 -  CONVERTIBLE NOTES PAYABLE

          During the year ended December 31, 2000, the Company issued five convertible notes payable, totaling $100,000, which matured in March 2001. These notes bear interest at the rate of 12.5% per annum. Each note is subject to automatic conversion at the maturity date. As of October 7, 2002, the notes have not yet been converted and are in default.

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

          Common stock issued for services
          --------------------------------
          During March 2002, the Company issued 12,000 shares of common stock for services valued at $12,000.

          Contributed capital
          -------------------
          During the three months ended March 31, 2001 a related party provided office space valued at $750, which is recorded as contributed capital. There was no similar contribution for the three months ended March 31, 2002.

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

          On June 11, 2002, the Company entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation ("Elution Arizona"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Elution Arizona in exchange for an equal number of shares of Common Stock of the Company. The provisions of that Agreement have been satisfied and the Company expects to consummate the merger in October, 2002. The Transfer Agent of the Company has been authorized to issue shares of the Company's Common Stock to the shareholders of record of Elution Arizona (see Note 1).

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

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001


NOTE 6  - SUBSEQUENT EVENTS (Continued)

          On July 18, 2002, the Company sold 2,000 Section 144 restricted common shares for $2,000.

          On July 25, 2002, the Company adopted an employee stock incentive plan (the "2002 Stock Incentive Plan") setting aside 1,000,000 shares of the Company's common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share. The plan is administered by a compensation committee appointed by the Board of Directors who shall have the right to grant awards of stock or stock options. The Company plans to file a Registration on Form S-8 with the Securities and Exchange Commission before issuance of any shares or options pursuant to this plan. As of June 30, 2002, no stock or stock options have been issued under this plan.

          On August 6, 2002, the Company issued 800 Section 144 restricted common shares at a value of $800 for internet media services rendered.

          On August 16, 2002, the Company entered into employment agreements with Dr. Tinku Acharya as Chief Technology Officer, Dr. Ping-Sing Tsai as Director of Research and Development, and Richard Rubinstein as Vice President of VLSI Engineering and Operations, effective June 6, 2002, April 1, 2002, and July 22, 2002, respectively. Each such agreement is for a period of three years from its respective effective date. Compensation payable under these employment agreements is as follows:

                                            Yr. 1              Yrs. 2 - 3
                                     --------------------  -------------------
                                                  Stock                 Stock
                                      Salary      Awards     Salary     Awards
                                      ------      ------     ------     ------
             Tinku Acharya, PhD      $200,000    $ 50,000   $250,000     -0-
             Richard Rubinstein      $153,000    $ 17,000   $170,000     -0-
             Ping-Sing Tsai, PhD     $103,500    $ 11,500   $115,000     -0-

          The Stock Awards in Year 1 will be issued pursuant to the 2002 Stock Incentive Plan adopted by the Company (see discussion above) and, for purposes of the above schedule, are valued at $1 per share even though the per share price may vary on the date of issue.

          In addition to the salary provided for Dr. Acharya, as noted in the table above, the agreement with Dr. Acharya provides for the payment of a bonus at signing in the amount of $250,000 net of all taxes.

                            ELUTION TECHNOLOGIES, INC.
                       (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2002 AND 2001

NOTE 6  - SUBSEQUENT EVENTS (Continued)

          The Company has also entered into employment agreements with Thomas Kreitzer and David Kreitzer, effective September 1, 2002, and Howard Colgan, effective August 20, 2002, each of which is terminable at will. Under these agreements, Thomas and David Kreitzer are salaried at the rate of $150,000 per year and Howard Colgan at the rate of $80,000 per year. Pursuant to his employment agreement, Howard Colgan will also be issued 25,000 shares of Section 144 common stock and has been granted an option to purchase an additional 25,000 shares at the end of each anniversary of his employment at a price equal to 50% of the then current trading price.

          During August 2002, the Company issued 25,000 Section 144 restricted common shares for $35,000.

          On October 4, 2002, the Company issued 66,667 Section 144 restricted common shares and warrants for an equal number of shares for $50,000. The warrants may be exercised at any time during a period of three years from the date of the warrant at a price equal to $0.75 per share.

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

Without abandoning its plans concerning the VW vehicle, management began looking for other opportunities for the Company to pursue. During the first quarter of 2002, the Company entered into discussions to acquire 100% of the equity of a technology company with the intent of merging it into the Company. This company was organized as a fab-less semiconductor company to provide VLSI technologies in multimedia processing and compression. As of March 31, 2002, those discussions were in an embryonic stage and no agreement concerning the acquisition and merger of the technology company had been entered into.

On June 11, 2002, the Company changed its name to Elution Technologies, Inc.

On June 11, 2002, the Company entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation ("Elution Arizona"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Elution Arizona in exchange for an equal number of shares of Common Stock of the Company. The provisions of that Agreement have been satisfied and the Company expects to consummate the merger in October, 2002. The Transfer Agent of the Company has been authorized to issue shares of the Company's Common Stock to the shareholders of record of Elution Arizona in exchange for their respective shares of stock in Elution Arizona.

Following completion of the merger, the Company will design technologies and application-specific integrated circuit ("ASIC") or VLSI chip that will accelerate a device's ability to process, compress, transmit, receive and/or decompress very large images and other multimedia data with very low power requirements.

In addition to developing chipsets, the Company will also establish a consulting practice that will facilitate the incorporation of Elution's intellectual property and algorithms into other semiconductor producer's chipsets. The Company also plans to establish a research and development center in Kolkata, India to focus on futuristic technologies and utilize professional relationships with local academic and industry partners to further expand its technologies in the international market.

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


(b)      Liquidity and Capital Resources

As of March 31, 2002 the Company has no established source of revenue, has negative working capital of $361,184 as accumulated losses of $966,834. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

None

(b)  Reports on 8-K

None

                                    SIGNATURES

     In accordance with Section 13 of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       ELUTION TECHNOLOGIES, INC.
                                      (formerly Nostalgia Motorcars, Inc.)




Date:  October 10, 2002                   By:   /s/  Thomas Kreitzer
                                               -------------------------------
                                               Thomas Kreitzer,
                                               Interim Chief Executive Officer