Form 10QSB/A
period 2002-06-30
ELUTION TECHNOLOGIES INC
filed 2002-10-10
CIK 1095751

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

                                      Index


                                                                         Page
                                                                        Number
                                                                        ------
PART I        FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (unaudited)..........................  3

              Balance Sheet as of June 30, 2002 and December 31, 2001 ..  3

              Statements of Operations for the three months and the
              six months ended June 30, 2002 and 2001 and cumulative
              from November 23, 1993 (inception) to June 30, 2002 ......  4

              Statement of Stockholders' Deficiency cumulative from
              November 23, 1993 (inception) to June 30, 2002  ..........  5-6

              Statements of Cash Flow for the six months ended
              June 30, 2002 and 2001 and cumulative from
              November 23, 1993 to June 30, 2002 .......................  7-8

              Notes to Financial Statements ............................  9-14

     ITEM 2.  Managements Discussion and Analysis of Financial
              Condition and Results of Operations/Plan of Operation.....  15


PART II       OTHER INFORMATION

     ITEM 1.  Legal Proceedings.........................................  16

     ITEM 2.  Change in Securities and Use of Proceeds..................  17

     ITEM 3.  Defaults Upon Senior Securities...........................  17

     ITEM 4.  Submission of Matters to Vote
                 Of Security Holders ...................................  17

     ITEM 5.  Other Information.........................................  18

     ITEM 6.  Exhibits and Reports on Form 8-K..........................  18


SIGNATURES..............................................................  19

Exhibit 99.1 ...........................................................  20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                       June 30, 2002 and December 31, 2001


                                                        June 30,   December 31
                                                          2002        2001
                                                        ---------   ---------
                                                       (Unaudited)
        ASSETS
Current Assets
     Cash and cash equivalents                          $   1,506   $    --
     Prepaid expenses                                          --      13,333
     Subscription Receivable                               10,000        --

Property and equipment, net of depreciation
 of $9,821 and $9,095, respectively                         3,971       5,423
                                                        ---------   ---------
      TOTAL ASSETS                                      $  15,477   $  18,756
                                                        =========   =========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable and accrued expenses              $  20,126   $  23,736
     Accrued interest                                      32,422      65,579
     Accrued payroll and taxes                            504,266        --
     Due to related party                                  16,347        --
     Convertible notes payable                            130,000     130,000
     Convertible notes payable to related party              --       150,000
                                                        ---------   ---------
      Total liabilities                                   703,161     369,315
                                                        ---------   ---------

Commitments and contingencies                                --          --
 Stockholders' deficiency
     Common stock, $.001 par value; 100,000,000
       shares authorized; 815,611 and 692,500
       shares issued and outstanding                          816         693
     Additional paid-in capital                           867,321     597,654
     Deficiency accumulated during the
       Development stage                               (1,555,821)   (948,906)
                                                        ---------   ---------
      Total stockholders' deficiency                     (687,684)   (350,559)
                                                        ---------   ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $  15,477   $  18,756
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

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Cumulative from
                       For the Three Months Ended   For the Six Months Ended   November 23, 1993
                                 June 30,                     June 30,         (inception) to
                       -------------------------    -------------------------      June 30,
                              2002          2001           2002          2001        2002
                       -----------   -----------    -----------   -----------    -----------
REVENUE                $         -   $         -    $         -   $         -    $         -
                       -----------   -----------    -----------   -----------    -----------

EXPENSES
  General and
     administrative        581,441         1,750        587,830         4,551      1,363,351
  Depreciation                 726         1,125          1,452         2,250         10,742
  Research and
     development                 -             -              -             -         61,434
                       -----------   -----------    -----------    ----------    -----------
     Total Expenses        582,167         2,875        589,282         6,801      1,435,527
                       -----------   -----------    -----------    ----------    -----------

LOSS FROM OPERATIONS      (582,167)    (   2,875)      (589.282)     (  6,801)    (1,435,527)

INTEREST EXPENSE          (  6,821)    (   9,593)      ( 17,633)     ( 19,186)    (  120,294)
                       -----------   -----------    -----------    ----------    -----------

LOSS BEFORE PROVISION
 FOR INCOME TAXES      $ ( 588,988)  $ (  12,468)   $  (606,915)     ( 25,987)   $(1,555,821)

PROVISION FOR
 INCOME TAXES                    -             -              -             -              -
                       -----------   -----------     ----------    ----------     ----------

NET LOSS               $ ( 588,988)  $ (  12,468)   $  (606,915)  $  ( 25,987)   $(1,555,821)
                       ===========   ===========    ===========   ===========     ==========

NET LOSS PER COMMON SHARE

  Basic and diluted    $   (  0.80)  $   (  0.02)   $   (  0.84)  $   (  0.05)   $  (   2.99)
                       ===========   ===========    ===========   ===========    ===========

Weighted Average
  Number of Common
  Shares Outstanding       740,434       580,000        723,285       518,132        520,474
                           =======       =======        =======       =======        =======

The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                      Deficiency
                                                                                      Accumulated
                                                   Common Stock        Additional     During the
                                            ----------------------       Paid-in      Development
                                             Shares        Amount        Capital        Stage             Total
                                            ---------    ---------     ----------    ------------     ----------
Balance at November 23, 1993 (Inception)    $       -    $       -    $        -    $          -    $         -

 Issuance of shares for cash on
   November 30, 1993, at par                5,000,000        5,000             -               -          5,000
 Net loss                                           -            -             -       (   4,808)     (   4,808)
                                            ---------    ---------     ----------    ------------     ----------
 Balance at December 31, 1993               5,000,000        5,000                     (   4,808)           192

 Net loss                                           -            -             -       (     124)     (    124)
                                            ---------    ---------    ----------    ------------     -----------
 Balance at December 31, 1994               5,000,000        5,000             -       (  4,932)            68

 Net loss                                           -            -             -       (     39)      (     39)
                                            ---------    ---------    ----------    ------------     ----------
 Balance at December 31, 1995               5,000,000        5,000             -       (  4,971)            29

 Net loss                                           -            -             -       (    439)      (    439)
                                            ---------    ---------    ----------    ------------     -----------
 Balance at December 31, 1996               5,000,000        5,000             -       (  5,410)      (    410)

 Net loss                                           -            -             -       (     39)      (     39)
                                            ---------    ---------    ----------    ------------    -----------
 Balance at December 31, 1997               5,000,000        5,000             -       (   5,449)     (    449)

 Net loss                                           -            -             -       (  1,496)      (  1,496)
                                            ---------    ---------    ----------    ------------    -----------
 Balance at December 31, 1998               5,000,000        5,000             -       (  6,945)      (  1,945)

 Common stock issued for services
   rendered                                   300,000          300       121,700               -       122,000
 Capital contribution                               -            -         1,500               -         1,500
 Net loss                                           -            -             -       ( 422,847)     (422,847)
                                            ---------    ---------    ----------    ------------    -----------
 Balance at December 31, 1999               5,300,000        5,300       123,200       ( 429,792)     (301,292)

 Common stock issued for services
   rendered                                    00,000          500       202,500               -       203,000
 Capital contribution                               -            -         3,000               -         3,000
 Net loss                                           -            -             -       ( 398,214)     (398,214)
                                            ---------    ---------    ----------    ------------    -----------
 Balance at December 31, 2000               5,800,000    $   5,800    $  328,700    $  ( 828,006)   $ (493,506)

(continued on following page)

The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' DEFICIENCY (continued)

                                                                                     Deficiency
                                                                                     Accumulated
                                                  Common Stock         Additional    During the
                                              --------------------       Paid-in     Development
                                              Shares        Amount       Capital        Stage             Total
                                            ---------    ---------    ----------    ------------    ------------
Balance at December 31, 2000                5,800,000    $   5,800    $  328,700    $  ( 828,006)   $ ( 493,506)

Capital stock issued for services
   rendered                                   525,000          525        51,975               -         52,500
Capital contributions                               -                     24,265               -         24,265
Common stock issued as payment for
  Convertible note payable and accrued
  interest to related party                   600,000          600       186,482               -        187,082
Adjustment for 1:10 reverse split          (6,232,500)      (6,232)        6,232               -              -
Net loss                                            -            -             -        (120,900)      (120,900)
                                            ---------    ---------    ----------    ------------     -----------

Balance at December 31, 2001                  692,500    $     693    $  597,654    $   (948,906)    $ (350,559)

Capital stock issued for services
   rendered                                    42,000           42        38,958               -         39,000
Capital stock issued for cash (Section 144)    21,111           21        29,979               -         30,000
Capital stock issued as payment for
  convertible note payable and accrued
  interest to related party                    60,000           60       200,730               -        200,790

Net loss                                            -            -             -        (606,915)      (606,915)
                                            ---------    ---------    ----------    ------------    -----------

Balance at June 30, 2002 (unaudited)          815,611    $      816    $  867,321    $ (1,555,821)    $ (687,684)
                                            =========    =========    ==========    ============     ===========



The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                                                   Cumulative from
                                                                                     November 23,
                                                      For the Six Months Ended     1993 (inception)
                                                               June 30,              to June 30,
                                                         2002          2001              2002
                                                    ------------    -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $   (606,915)   $  ( 25,987)   $   (1,555,821)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation and amortization                        1,452          2,250            10,742
      Rent expense                                             -          1,500             4,500
      Write off of intangible assets                           -              -            61,434
      Stock issued for services rendered                  39,000              -           416,500
      Stock issued for interest due to
        related party                                     50,790              -            87,872
      Subscription Receivable                            (10,000)             -          ( 10,000)
      Decrease (Increase) in prepaid expenses             13,333              -                 -
      Increase (decrease) in accounts payable             (3,610)         3,000            20,126
      Increase (decrease) in wages/payroll
        taxes payable                                   504,265              -           504,266
      Increase (decrease) in accrued interest            (33,157)        19,186            32,422
      Increase (decrease) in due to related party         16,348              -            38,212
      Other                                                    -              -             7,400
                                                    ------------    -----------    --------------
Net cash used in operating activities                    (28,494)      (     51)         (382,347)
                                                    ------------    -----------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Organizational costs                                        -              -          (    195)
   Deposits                                                    -              -          ( 40,000)
   Research and development                                    -              -          ( 16,920)
   Purchase of property and equipment                          -              -          ( 19,032)
                                                    ------------    -----------    --------------
Net cash provided by (used in) investing activities            -              -         (  76,147)
                                                    ------------    -----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of convertible debentures                          -              -           130,000
   Issuance of convertible notes to related parties                           -           300,000
   Stock issued for cash                                  30,000              -            30,000
                                                    ------------    -----------    --------------
Net cash provided by financing activities                 30,000              -           460,000
                                                    ------------    -----------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  1,506       (     51)            1,506

CASH AND CASH EQUIVALENTS - BEGINNING                          -            206                 -
                                                    ------------    -----------     -------------
CASH AND CASH EQUIVALENTS - ENDING                  $      1,506    $       155    $        1,506
                                                    ============    ===========    ==============

The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS (continued)
                                  (Unaudited)
                                                                                   Cumulative from
                                                                                     November 23,
                                                      For the Six Months Ended     1993 (inception)
                                                               June 30,              to June 30,
                                                         2002          2001              2002
                                                    ------------    -----------    --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
   Interest expense                                 $          -    $         -    $            -
                                                    ============    ===========    ==============
   Income taxes                                     $          -    $         -    $            -
                                                    ============    ===========    ==============
TRANSACTIONS NOT INVOLVING CASH:
   Stock issued for services rendered               $     39,000    $         -
                                                    ============    ===========
   Stock issued for interest due to related party   $     50,790    $         -
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

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

          Basis of Presentation, continued
          --------------------------------
          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.


NOTE 2 -  RELATED PARTY TRANSACTIONS

          The Company had the following related party transactions for the three months ended June 30, 2002 and 2001:

          Office Expense
          --------------
          A stockholder provided office space valued at $250 per month, for the six months ending June 30, 2001. The value of this office space, totaling $1,500, has been recorded in the statements of operations, with a corresponding contribution to capital, as of June 30, 2001. The Company incurred no similar expense during the six months ended June 30, 2002. An entity that will be a shareholder after the completion of the Merger has provided office space for the Company since April 1, 2002, on a month-to-month basis as a subtenant. The Company has paid $8,494 in rent to this entity thru June 30, 2002.

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

          At June 30, 2002, the Company had paid consulting fees in the amount of $10,000 to an individual who is now an officer and director of the company and accrued an additional $18,047 in consulting fees and expenses to such person. The total amount accrued has been subsequently paid.

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

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

NOTE 2 -  RELATED PARTY TRANSACTIONS, continued

          Convertible Notes Payable Due to Related Party, continued
          ---------------------------------------------------------
          On November 5, 2001, the president converted his note into 60,000 shares of the Company's common stock as full payment for principal of $150,000 and accrued interest of $37,082.

          On May 7, 2002, the remaining note holder converted his note into 60,000 shares of common stock in full payment for principal of $150,000 and accrued interest in the amount of $50,790.


NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment, at cost, consisted of the following:

                                                             June 30
                                                    ------------------------
                                                       2002          2001
                                                    -----------  -----------

            Computer Equipment                        $  10,132    $  10,132
            Automobile                                    4,386        4,386
                                                      ---------    ---------
                 Total                                   14,518       14,518
            Less:  Accumulated Depreciation            (10,547)      (8,442)
                                                      ---------    ---------
                 Net Property and Equipment           $   3,971    $   6,076
                                                      =========    =========

          For the six months ended June 30, 2002 and 2001, depreciation expense was $1,452 and $2,250, respectively.


NOTE 4 -  STOCKHOLDERS' DEFICIENCY

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

NOTE 4 - STOCKHOLDERS' DEFICIENCY (Continued)

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

          Common stock issued for convertible notes payable
          -------------------------------------------------
          On May 7, 2002, the Company issued 60,000 shares of common stock as full payment of a $150,000 note payable and accrued interest of $50,790.

          Contributed capital
          -------------------
          During the six months ended June 30, 2001 a related party provided office space valued at $1,500, which is recorded as contributed capital. There was no similar contribution for the six months ended June 30, 2002.

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

          As of June 30, 2002, 74,500 shares of common stock have been issued at $0.10 per share under this plan leaving a balance of 24,500 shares of common stock available under the plan. On July 1, 2002, the Company issued 24,500 shares of common stock at $0.90 per share under this plan leaving a balance of zero shares of common stock available under the plan.

          As of June 30, 2002, no stock options have been issued under this plan.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2002 AND 2001

NOTE 5 - SUBSEQUENT EVENTS

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

NOTE 5 - SUBSEQUENT EVENTS, continued


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

          In addition to the salary provided for Dr. Acharya, as noted in the table above, the agreement with Dr. Acharya provides for the payment of a bonus at signing in the amount of $250,000 net of all taxes. Accordingly, the Company has accrued the sum of $454,208 in connection with this obligation. No portion of the bonus or related taxes has been paid as of the date of this filing.

          The Company has also entered into employment agreements with Thomas Kreitzer and David Kreitzer, effective September 1, 2002, and Howard Colgan, effective August 20, 2002, each of which is terminable at will. Under these agreements, Thomas and David Kreitzer are salaried at the rate of $150,000 per year and Howard Colgan at the rate of $80,000 per year. Pursuant to his employment agreement, Howard Colgan will also be issued 25,000 shares of Section 144 common stock and has been granted an option to purchase and additional 25,000 shares the end of each anniversary of his employment at a price equal to 50% of the then current trading price.

          No compensation was paid to any officer or employee as of June 30, 2002. The Company has accrued salaries and related taxes (excluding the bonus to Dr. Acharya as discussed above) in the amount of $50,057 at June 30, 2002.

          During August 2002, the Company issued 25,000 Section 144 restricted common shares for $35,000.

          On October 4, 2002, the Company issued 66,667 Section 144 restricted common shares and warrants for an equal number of shares for $50,000. The warrants may be exercised at any time during a period of three years from the date of the warrant at a price equal to $0.75 per share.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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


(b)      Liquidity and Capital Resources

As of June 30, 2002 the Company has no established source of revenue, has negative working capital of $691,655 and has accumulated losses of $1,555,821. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.


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


                                          ELUTION TECHNOLOGIES, INC.
                                          (formerly Nostalgia Motorcars, Inc.)




Date:  October 10, 2002                   By:   /s/  Thomas Kreitzer
                                          ------------------------------------
                                          Thomas Kreitzer,
                                          Interim Chief Executive Officer