Form 10QSB
period 2002-09-30
ELUTION TECHNOLOGIES INC
filed 2002-11-14
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER: 000-28083

                           ELUTION TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                             88-0362112
                   ------                             ----------
     (State or jurisdiction of incorporation       (I.R.S. Employer
             or organization)                     Identification No.)

     2920 E. Camelback Rd., Suite 150, Phoenix, Arizona          85016
     --------------------------------------------------         ------
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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 30, 2002 - 6,419,578 shares, $0.001 par value

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

                                      Index


                                                                         Page
                                                                        Number
                                                                        ------
PART I        FINANCIAL INFORMATION

     ITEM 1.  Financial Statements (unaudited)..........................  3

              Balance Sheet as of September 30, 2002 and
              December 31, 2001 ........................................  3

              Statements of  Operations  for the three months
              and the six months ended September 30, 2002 and 2001
              and cumulative from November 23, 1993 (inception) to
              September 30, 2002 .......................................  4

              Statement of Stockholders' Deficiency cumulative from
              November 23, 1993 (inception) to September 30, 2002 ......  5-6

              Statements of Cash Flow for the nine months ended
              September 30, 2002 and 2001 and cumulative from
              November 23, 1993 to September 30, 2002 ..................  7-8

              Notes to Financial Statements ............................  9-14

     ITEM 2.  Managements Discussion and Analysis of Financial
              Condition and Results of Operations/Plan of Operation.....  15

     ITEM 3.  Controls and Procedure....................................  16


PART II       OTHER INFORMATION

     ITEM 1.  Legal Proceedings.........................................  17

     ITEM 2.  Change in Securities and Use of Proceeds..................  17

     ITEM 3.  Defaults Upon Senior Securities...........................  17

     ITEM 4.  Submission of Matters to Vote
                 Of Security Holders ...................................  18

     ITEM 5.  Other Information.........................................  18

     ITEM 6.  Exhibits and Reports on Form 8-K..........................  19


SIGNATURES..............................................................  20

CERTIFICATION ..........................................................  21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2001


                                                      September 30, December 31
                                                          2002         2001
                                                        ---------   ---------
                                                       (Unaudited)
        ASSETS
Current Assets
     Cash and cash equivalents                          $ ( 1,406)  $    --
     Prepaid expenses                                          --      13,333

Property and equipment, net of depreciation
 of $11,273 and $9,095, respectively                        3,245       5,423

Other Noncurrent Assets                                     5,351          --
                                                        ---------   ---------
      TOTAL ASSETS                                      $   7,190   $  18,756
                                                        =========   =========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
     Accounts payable and accrued expenses              $  29,147   $  23,736
     Accrued interest                                      36,484      65,579
     Note Payable - Short Term                             10,000          --
     Accrued payroll and taxes                            592,028          --
     Due to related party                                   8,161          --
     Convertible notes payable                            130,000     130,000
     Convertible notes payable to related party                --     150,000
                                                        ---------   ---------
      Total liabilities                                   805,820     369,315
                                                        ---------   ---------

Commitments and contingencies                                  --          --
 Stockholders' deficiency
     Common stock, $.001 par value; 100,000,000
       shares authorized; 6,419,578 and 692,500
       shares issued and outstanding                        6,420         693
     Additional paid-in capital                           984,318     597,654
     Deficiency accumulated during the
       Development stage                               (1,789,368)   (948,906)
                                                        ---------   ---------
      Total stockholders' deficiency                     (798,630)   (350,559)
                                                        ---------   ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY    $   7,190   $  18,756
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

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Cumulative from
                       For the Three Months Ended  For the Nine Months Ended  November 23, 1993
                              September 30,                September 30,       (inception) to
                       -------------------------    -------------------------   September 30,
                              2002          2001           2002          2001        2002
                       -----------   -----------    -----------   -----------    -----------
REVENUE                $     4,770   $         -    $     4,770   $         -    $     4,770
                       -----------   -----------    -----------   -----------    -----------

EXPENSES
  General and
     administrative        233,528         1,750        821,358         4,551      1,596,879
  Depreciation                 726         1,125          2,178         2,250         11,468
  Research and
     development                 -             -              -             -         61,434
                       -----------   -----------    -----------    ----------    -----------
     Total Expenses        234,254         2,875        823,536         6,801      1,665,011
                       -----------   -----------    -----------    ----------    -----------

LOSS FROM OPERATIONS      (229,484)    (   2,875)      (818,766)     (  6,801)    (1,665,011)

INTEREST EXPENSE          (  4,063)    (   9,593)      ( 21,696)     ( 19,186)    (  124,357)
                       -----------   -----------    -----------    ----------    -----------

LOSS BEFORE PROVISION
 FOR INCOME TAXES      $ ( 233,547)  $ (  12,468)   $  (840,462)     ( 25,987)   $(1,789,368)

PROVISION FOR
 INCOME TAXES                    -             -              -             -              -
                       -----------   -----------     ----------    ----------     ----------

NET LOSS               $ ( 233,547)  $ (  12,468)   $  (840,462)  $  ( 25,987)   $(1,789,368)
                       ===========   ===========    ===========   ===========     ==========

NET LOSS PER COMMON SHARE

  Basic and diluted    $   (  0.08)  $   (  0.02)   $   (  0.56)  $   (  0.05)   $  (   2.95)
                       ===========   ===========    ===========   ===========    ===========

Weighted Average
  Number of Common
  Shares Outstanding     3,014,577       580,000      1,495,454       518,132        607,335
                         =========       =======      =========       =======        =======

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

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' DEFICIENCY (continued)

                                                                                     Deficiency
                                                                                     Accumulated
                                                  Common Stock         Additional    During the
                                              --------------------       Paid-in     Development
                                              Shares        Amount       Capital        Stage          Total
                                            ---------    ---------    ----------    ------------    ------------
Balance at December 31, 2000                5,800,000    $   5,800    $  328,700    $  ( 828,006)   $ ( 493,506)

Capital stock issued for services
   rendered                                   525,000          525        51,975               -         52,500
Capital contributions                               -                     24,265               -         24,265
Common stock issued as payment for
  Convertible note payable and accrued
  interest to related party                   600,000          600       186,482               -        187,082
Adjustment for 1:10 reverse split          (6,232,500)      (6,232)        6,232               -              -
Net loss                                            -            -             -        (120,900)      (120,900)
                                            ---------    ---------    ----------    ------------     -----------

Balance at December 31, 2001                  692,500    $     693    $  597,654    $   (948,906)    $ (350,559)

Capital stock issued for services
   rendered                                   198,300          198        84,552               -         84,750

Capital stock issued for cash (Section 144)   117,778          118       101,382               -        101,500

Capital stock issued as payment for
  convertible note payable and accrued
  interest to related party                    60,000           60       200,730               -        200,790

Capital stock issued in connection
  with pending merger                       5,351,000        5,351             -               -          5,351

Net loss                                            -            -             -        (840,462)      (840,462)
                                            ---------    ---------    ----------    ------------    -----------

Balance at September 30, 2002 (unaudited)   6,419,578   $    6,420    $  984,318    $ (1,789,368)    $ (798,630)
                                            =========    =========    ==========    ============     ===========



The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                   Cumulative from
                                                                                     November 23,
                                                      For the Nine Months Ended    1993 (inception)
                                                            September 30,          to September 30,
                                                         2002          2001              2002
                                                    ------------    -----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $   (840,462)   $  ( 25,987)   $   (1,789,368)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
      Depreciation and amortization                        2,178          2,250            11,468
      Rent expense                                             -          1,500             4,500
      Write off of intangible assets                           -              -            61,434
      Stock issued for services rendered                  84,750              -           462,250
      Stock issued for interest due to
        related party                                     50,790              -            87,872
      Decrease (Increase) in prepaid expenses             13,333              -                 -
      Increase (decrease) in accounts payable              5,411          3,000            29,147
      Increase (decrease) in wages/payroll
        taxes payable                                    592,028              -           592,028
      Increase (decrease) in accrued interest            (29,095)        19,186            36,484
      Increase (decrease) in due to related party          8,161              -            30,026
      Other                                                    -              -             7,400
                                                    ------------    -----------    --------------
Net cash used in operating activities                   (112,906)      (     51)         (466,759)
                                                    ------------    -----------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Organizational costs                                        -              -          (    195)
   Deposits                                                    -              -          ( 40,000)
   Research and development                                    -              -          ( 16,920)
   Purchase of property and equipment                          -              -          ( 19,032)
                                                    ------------    -----------    --------------
Net cash provided by (used in) investing activities            -              -         (  76,147)
                                                    ------------    -----------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash from Short-Term Loan                              10,000              -            10,000
   Issuance of convertible debentures                          -              -           130,000
   Issuance of convertible notes to related parties                           -           300,000
   Stock issued for cash                                 101,500              -           101,500
                                                    ------------    -----------    --------------
Net cash provided by financing activities                111,500              -           541,500
                                                    ------------    -----------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                ( 1,406)      (     51)          ( 1,406)

CASH AND CASH EQUIVALENTS - BEGINNING                          -            206                 -
                                                    ------------    -----------     -------------
CASH AND CASH EQUIVALENTS - ENDING                  $    ( 1,406)   $       155    $      ( 1,406)
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

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                       STATEMENT OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                                  Cumulative from
                                                                                     November 23,
                                                    For the Nine Months Ended     1993 (inception)
                                                           September 30,          to September 30,
                                                         2002          2001              2002
                                                    ------------    -----------    --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
   Interest expense                                 $          -    $         -    $            -
                                                    ============    ===========    ==============
   Income taxes                                     $          -    $         -    $            -
                                                    ============    ===========    ==============
TRANSACTIONS NOT INVOLVING CASH:
   Stock issued for services rendered               $    101,500    $         -
                                                    ============    ===========
   Stock issued for interest due to related party   $     50,790    $         -
                                                    ============    ===========















The accompanying notes are an integral part of the financial statements.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 AND 2001


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

          On June 11, 2002, the Company entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation ("Elution Arizona"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Elution Arizona in exchange for an equal number of shares of Common Stock of the Company. The provisions of that Agreement have been satisfied and the Company expects to consummate the merger in November, 2002.
The
          Transfer Agent of the Company has been authorized to issue shares of the Company's Common Stock to the shareholders of record of Elution Arizona in exchange for their respective shares of stock in Elution Arizona. A total of 7,500,000 shares of the Company's Common Stock will be issued in connection with the merger. At September 30, 2002, 5,351,000 of those shares had been issued.

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

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 AND 2001


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


NOTE 2 -  RELATED PARTY TRANSACTIONS

          The Company had the following related party transactions for the three months ended September 30, 2002 and 2001:

          Office Expense
          --------------
          A stockholder provided office space valued at $250 per month, for the nine months ending September 30, 2001. The value of this office space, totaling $2,250, has been recorded in the statements of operations, with a corresponding contribution to capital, as of September 30, 2001. The Company incurred no similar expense during the nine months ended September 30, 2002. An entity that will be a shareholder after the Completion of the Merger has provided office space for the Company since April 1, 2002, on a month-to-month basis as a subtenant. The Company has incurred rental expense to this entity through September 30, 2002, in the amount of $18,262 and has paid $8,494 in rent to this entity thru September 30, 2002.

          Due to Related Party
          --------------------
          The Company has accrued amounts due to its president for services rendered and expenses paid by the president on behalf of the Company of $38,900 at September 30, 2001. During the year ended December 31, 2001, the president was paid $14,635 and waived the outstanding balance, resulting in a contribution to capital of $24,265. There was no similar expense during the nine months ended September 30, 2002.

          At September 30, 2002, the Company had paid consulting fees and expenses in the amount of $28,047 to an individual who is now an officer of the company.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 AND 2001

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


NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment, at cost, consisted of the following:

                                                          September 30
                                                    ------------------------
                                                       2002          2001
                                                    -----------  -----------

            Computer Equipment                        $  10,132    $  10,132
            Automobile                                    4,386        4,386
                                                      ---------    ---------
                 Total                                   14,518       14,518
            Less:  Accumulated Depreciation             (11,273)      (8,442)
                                                      ---------    ---------
                 Net Property and Equipment           $   3,245    $   6,076
                                                      =========    =========

          For the nine months ended September 30, 2002 and 2001, depreciation Expense was $2,168 and $2,250, respectively.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 AND 2001

NOTE 4 -  STOCKHOLDERS' DEFICIENCY

          Common stock
          ------------
          On June 11, 2002, the Company effected a 1 for 10 reverse split and also increased the authorized shares from 50,000,000 shares to 100,000,000 shares. The aggregate number of shares of common stock that the Company has authority to issue at September 30, 2002, is 100,000,000 shares at a par value of $0.001. As of September 30, 2002 and 2001, 6,419,578 and 580,000 were issued and outstanding, respectively. All shares and per share amounts have been retroactively restated to reflect this 1:10 reverse split.


          Common stock and warrants issued for cash
          -----------------------------------------
          On September 20, the Company authorized the issuance of 66,667 Section 144 restricted common shares and warrants for an equal number of shares for $50,000. The warrants may be exercised at any time during a period of three years from the date of the warrant at a price equal to $0.75 per share.


          Common stock issued for services
          --------------------------------
          During March 2002, the Company issued 12,000 shares of common stock for services valued at $12,000. In May 2002, the Company issued 10,000 shares of common stock for legal services valued at $7,000. In June 2002, the Company issued 20,000 shares of common stock to two different persons for consulting services valued at $20,000. In July, 2002, the Company issued 35,500 shares of common stock to four persons for consulting services valued at 32,950. In August, 2002, the Company issued 800 shares of common stock to one person for services valued at $800. In September, 2002, the Company issued 120,000 shares to two persons for services valued at $12,000.


          Common stock issued for convertible notes payable
          -------------------------------------------------
          On May 7, 2002, the Company issued 60,000 shares of common stock as full payment of a $150,000 note payable and accrued interest of $50,790.


          Contributed capital
          -------------------
          During  the nine  months  ended  September  30,  2001 a related  party
          Provided office space valued at $2,250, which is recorded as contributed capital. There was no similar contribution for the nine months ended September 30, 2002.

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 AND 2001

NOTE 4 -  STOCKHOLDERS' DEFICIENCY (continued)

          Employee stock incentive plans
          ------------------------------
          On October 23, 2001, the Company registered with the Securities and Exchange Commission 1,000,000 common shares for an employee stock incentive plan at a proposed maximum offering price of $1.00 per share. On June 11, 2002, the Company effected a 1 for 10 reverse split. As a consequence, the number of shares covered by this registration was reduced to 100,000 common shares.

          The plan is applicable to current employees, officers, non-employee directors and consultants. The plan is administered by a compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options.

          As of June 30, 2002, 74,500 shares of common stock had been issued at $0.10 per share under this plan leaving a balance of 24,500 shares of common stock available under the plan. On July 1, 2002, the Company issued 24,500 shares of common stock at $0.90 per share under this plan leaving a balance of zero shares of common stock available under the plan.

          On July 25, 2002, the Company adopted an employee stock incentive plan (the "2002 Stock Incentive Plan") setting aside 1,000,000 shares of the Company's common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share. The plan is administered by a compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options. On October 15, 2002, the Company filed a Registration on Form S-8 with the Securities and Exchange Commission covering the 1,000,000 shares provided by this plan, at a maximum offering price of $0.10 per share. The plan is applicable to current employees, officers, non-employee directors and consultants. The plan is administered by a compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options.

          The Company has issued 320,000 shares of common stock under this plan to three persons for consulting services valued at $32,000.

          Compensation of Management
          --------------------------
          On August 16, 2002, the Company entered into employment agreements with Dr. Tinku Acharya as Chief Technology Officer, Dr. Ping-Sing Tsai as Director of Research and Development, and Richard Rubinstein as Vice President of VLSI Engineering and Operations, effective June 6, 2002, April 1, 2002, and July 22, 2002, respectively. Each such agreement is for a period of three years from its respective effective date. Compensation payable under these employment agreements is as follows:

                           ELUTION TECHNOLOGIES, INC.
                      (formerly Nostalgia Motorcars, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 AND 2001

NOTE 4 -  STOCKHOLDERS' DEFICIENCY (continued)

          Compensation of Management (continued)
          --------------------------------------

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

          The Company has accrued salaries and related taxes (excluding the bonus to Dr. Acharya as discussed above) in the amount of $132,300 at September 30, 2002. Of this amount, $44,537 had been paid at September 30, 2002.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following Discussion and Analysis should be read in conjunction with the financial statements and notes included in this Form 10-QSB and the Registrant's annual report on Form 10-KSB for the year ended December 31, 2001.

(a)  Plan of Operation.

As of September 30, 2002, the Company had not commenced business operations.

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

On June 11, 2002, the Company changed its name to Elution Technologies, Inc.

On June 11, 2002, the Company entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation ("Elution Arizona"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Elution Arizona in exchange for an equal number of shares of Common Stock of the Company. The provisions of that Agreement have been satisfied and the Company expects to consummate the merger in November, 2002. The Transfer Agent of the Company has been authorized to issue shares of the Company's Common Stock to the shareholders of record of Elution Arizona in exchange for their respective shares of stock in Elution Arizona. A total of 7,500,000 shares of the Company's Common Stock will be issued in connection with the merger

Following completion of the merger, the Company will design technologies and application-specific integrated circuit ("ASIC") or VLSI chip that will accelerate a device's ability to process, compress, transmit, receive and/or decompress very large images and other multimedia data with very low power requirements.

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

In anticipation of the consummation of the merger, the Company is negotiating for office space adequate to enable it to house the technical and management staff it plans for the research and development phase of its operations. On November 1, 2002, the Company relocated temporarily to offices occupied on a month to month basis. These offices are leased by an unrelated party and made available to the Company on favorable terms. The offices of the Company are now located at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona 85016.

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


(b)   Liquidity and Capital Resources

As of September 30, 2002 the Company has no established source of revenue, has negative working capital of $801,875 and has accumulated losses of $1,789,368. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

Our Interim Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company.

The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.

The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believes that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


ITEM 5.  OTHER INFORMATION

(a) Changes in Management. From May 20, 1999, to June 13, 2002, Brad Randolph was the sole officer and director of the Company, serving as its President, Secretary and Treasurer. On June 13, 2002, following the change of the name of the Company to Elution Technologies, Inc. (see Item 4 above), and the execution of the Agreement and Plan of Merger (see ITEM 2(a) above), Mr. Thomas Kreitzer was appointed a director of the Company to fill a newly created directorship. On July 24, 2002, Mr. Brad Randolph resigned, leaving Mr. Thomas Kreitzer as the sole director. On July 25, 2002, Mr. David Kreitzer was appointed a director of the Company to fill the position vacated by Mr. Randolph's resignation. On July 25, 2002, Thomas Kreitzer was elected to the offices of Interim Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer; David Kreitzer were elected to the office of Interim Chief Operating Officer. On August 19, 2002, Dr. Tinku Acharya was appointed a director of the Company to fill a newly created directorship and was also elected Chairman of the Board of Directors and Chief Technology Officer of the Company. On October 28, 2002, Tinku Acharya, PhD resigned as a director of the Company in order to devote his full attention to his responsibilities as the Chief Technology Officer of the Company. Messrs. Thomas Kreitzer and David Kreitzer will serve until the next annual meeting of the Registrant's stockholders or until their respective successors are duly elected and have qualified. Directors will be elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

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


                                          ELUTION TECHNOLOGIES, INC.
                                        (formerly Nostalgia Motorcars, Inc.)




Date:  November 14, 2002                 By:   /s/  Thomas Kreitzer
                                          ------------------------------------
                                          Thomas Kreitzer,
                                          Interim Chief Executive Officer

CERTIFICATION

I, Thomas Kreitzer, Interim Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Elution Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                               /s/ Thomas Kreitzer
                               -------------------
                               Interim Chief Executive Officer

CERTIFICATION

I, Thomas Kreitzer, Principal Accounting Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Elution Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                               /s/ Thomas Kreitzer
                               -------------------
                               Principal Accounting Officer