Form 10KSB
period 2002-12-31
ELUTION TECHNOLOGIES INC
filed 2003-05-15
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

              (Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

OR

[ ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES

EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM      TO

COMMISSION FILE NUMBER: 000-28083

ELUTION TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0362112 (I.R.S. Employer Identification No.)

2920 E. Camelback Rd., Suite 150, Phoenix, Arizona   85016

 (Address of principal executive offices) (Zip Code)

Registrant's telephone number: (602) 957-8574

Nostalgia Motorcars, Inc.

6245 N. 24th Parkway, Suite 215, Phoenix, AZ 85016

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

The Registrant had no revenues for the fiscal year ended on December 31, 2002.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2003:  Common Stock, par value $0.001 per share -- $7,841,924.  As of March 31, 2003, the Registrant had 7,129,022 shares of common stock issued and outstanding.

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

On June 11, 2002, the Company entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation (“Elution Arizona”), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Elution Arizona in exchange for an equal number of shares of Common Stock of the Company (the “Merger Agreement”).  Elution Arizona and certain persons involved in its operations have failed to perform in material respects its and their respective obligations in connection with the acquisition and merger contemplated by the Merger Agreement and on April 25, 2003, the parties to that Merger Agreement formally abandoned and terminated the proposed acquisition and merger.  The Boards of Directors of both companies approved the termination.

On March 31, 2003, the Company entered into an Agreement of Share Exchange and Plan of Reorganization with Envirotech Systems Worldwide, Inc., a private Arizona corporation (“Envirotech”) pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Envirotech in exchange for an equal number of shares of Common Stock of the Company (the “Envirotech Agreement”).  A total of 9,700,000 shares of the Company’s Common Stock will be issued in connection with the merger

B.

Business of the Company.

Following completion of the merger, the Company will design, develop, manufacture and market several models of an electronic, tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit (13.5” (W) x 16” (H) x (3.5” D), eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide.

As of December 31, 2002, the business office of the Company was located at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  These offices are leased by an unrelated party, subleased to Messrs. Thomas and David Kreitzer and made available by them to the Company on a month-by-month basis at no cost.  Following the merger, the Company will relocate its offices to those currently occupied by Envirotech.  The Company's fiscal year ends on December 31. At December 31, 2002, the Company had two part time employees (Thomas Kreitzer and David Kreitzer) both of whom served without compensation.  In addition, it had contracts with other two other persons, both of whom have since resigned and the related contracts terminated.  Following the completion of the merger, the Company anticipates adding several full time employees in the near future in management and for administrative and technical support.

ITEM 2.  PROPERTIES.

At December 31, 2002, the Company neither owned nor leased any real or personal property.  Messrs. Thomas and David Kreitzer provide office space to the Company at no cost.  This office space consists of one room of approximately 144 square feet in the offices occupied by Thomas and David Kreitzer located at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.

This office space is not suitable for the purposes of the Company (there is adequate insurance coverage on the assets of the Company at this location) following the pending merger with Envirotech and the Company will, upon consummation of that merger, relocate to the space presently occupied by Envirotech.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is a defendant in a lawsuit filed by a law firm that formerly represented the Registrant.  The suit claims legal fees owed in the amount of approximately $7,500.  The Company disputes this claim and expects to prevail in the matter.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Registrant nor any of its officers or directors is a party to any material legal proceeding or litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 11, 2002, the Company filed an Amendment of Articles of Incorporation of Nostalgia Motorcars, Inc., with the Secretary of State for the State of Nevada.  The number of shares of the Company outstanding and entitled to vote on an amendment to the Articles of Incorporation was 7,945,000.  The June 11, 2002 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon.  The amendment effected the following changes to the Company’s Articles of Incorporation:  (1) changed the name of the Company to Elution Technologies, Inc., (2) reclassified the shares of the Company to provide that each share outstanding was changed into a one-tenth (1/10th) of a share, effecting a 1:10 rollback of the number of shares of Common Stock issued and outstanding, and (3) increased the total number of shares which the Company was authorized to issue from 50,000,000 to 100,000,000.  A copy of this Amendment is attached as an Exhibit to this filing and incorporated herein by this reference.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

Market Information.

From June 15, 1998 to October 21, 1999, the Company's common stock was traded on the Over the Counter Bulletin Board.  On October 21, 1999 the shares were delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had not complied with the new eligibility rules of the Bulletin Board; that is, all companies must be reporting companies.  On January 12, 2000 the Registrant's common stock was relisted on the Bulletin Board (symbol CRRZ) after its Form 10-SB registration statement cleared comments with the Securities and Exchange Commission.  On May 5, 2001 the Company shares were again delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had failed to remain current by not filing the required Annual Report for the year ending December 31, 2000.  On September 21, 2001 the Registrant's common stock was relisted on the Bulletin Board (symbol CRRZ) after its Form 10-KSB Annual Report was filed with the Securities and Exchange Commission.  On May 26, 2002 the Company shares were again delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had failed to remain current by not filing the required Annual Report for the year ending December 31, 2001.  In September, 2002, the Registrant's common stock was relisted on the Bulletin Board (symbol ELUT) after its Form 10-KSB Annual Report and the Forms 10-QSB for the periods ending March 31, 2002, and June 30, 2002 were filed with the Securities and Exchange Commission.

The range of closing prices shown below is reported while trading on the Bulletin Board and the Pink Sheets.  During 2002 the Registrant again became current and again was traded on the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2002

High

 Low

Quarter Ended December 31, 2002

1.25

0.20

Quarter Ended September 30, 2002

1.35

0.65

Quarter Ended June 30, 2002

1.25

0.10

Quarter Ended March 31, 2002

2.10

1.05

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2001

High

 Low

Quarter Ended December 31, 2001

0.21

0.08

Quarter Ended September 30, 2001

0.09

0.10

Quarter Ended June 30, 2001

0.09

0.07

Quarter Ended March 31, 2001

0.15

0.08

(b)

Holders of Common Equity.

As of December 31, 2002, there were 72 shareholders of record of the Registrant’s Common Stock and there were 7,024,022 shares of Common Stock issued and outstanding.  As of March 31, 2003, there were 71 shareholders of record of the Registrant's Common Stock and there were 7,129,022 shares of Common Stock issued and outstanding.

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

(d)

Equity Securities Sold Without Registration.

Commencing on June 27, 2002 and up to September 20, 2002, the Registrant sold 104,778 shares of its Common Stock to thirteen individuals for a total amount of $97,000.  No commissions or fees were paid in connection with these sales. All of these sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 506 under Regulation D.  These sales met the requirements of Rule 506 in that:  (a) there are no more than, or the issuer reasonably believes that there are no more than, 35 purchasers of securities from the issuer in any offering under this section; and (b) each purchaser who is not an accredited investor is a "sophisticated investor," that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description.

ITEM 6.  PLAN OF OPERATION.

The following Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

(a)

Plan of Operation.

As of December 31, 2002, the Company had not commenced business operations.  The Company is completing the acquisition and merger of Envirotech Systems Worldwide, Inc., a private Arizona company.

Following completion of the merger, the Company will design, develop, manufacture and market several models of an electronic, tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit (13.5” (W) x 16” (H) x (3.5” D), eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide.

(b)

Liquidity and Capital Resources

As of December 31, 2002 the Company has no established source of revenue, has working capital deficiency of $1,057,223 and has accumulated losses of $2,103,344.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2002, and for the year ended December 31, 2001 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The accountants for the Registrant is the firm of Amisano Hanson Chartered Accountants, 750 West Pender Street, Suite 604, Vancouver, B.C., Canada who were engaged on March 19, 2003.  Prior to that, the accountants for the Registrant was the firm of Merdinger, Fructer, Rosen & Company, P.C., Certified Public Accountants, 888 Seventh Avenue, New York, NY 10106.  The decision to change accountants was mandatory as Merdinger, Fruchter & Rosen P.C. has discontinued providing S.E.C. audits to all clients as of December 2002.  The new auditing firm was recommended by the Company's Board of Directors upon receipt of the resignation notice to Elution Technologies,Inc., by Merdinger, Fruchter & Rosen.  The Company as of March 19th, 2003 has dismissed Merdinger, Fruchter & Rosen as its certified accountants.

The report of the Company's former independent certified accountants, Merdinger, Fruchter & Rosen P.C. covering the two fiscal years ended December 31, 2000 and 2001 did not include an adverse opinion or disclaimer of opinion, and was not qualified as to the audit scope or accounting principles.

In connection with the audits of the two most recent fiscal years and during any subsequent interim period preceding the resignation of Merdinger, Fruchter & Rosen P.C., there did not develop any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure between such former independent certified accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent certified accountants' satisfaction.  Merdinger, Fruchter & Rosen P.C. had been the Company's independent certified accountants since approximately the year 2000.

PART III.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)

Officers and Directors as of December 31, 2002, and March 31, 2003:

The names, ages, and respective positions of the directors and officers of the Company are set forth below.  As of December 31, 2002, Mr. Thomas Kreitzer has held his respective positions since June 13, 2002 and Mr. David Kreitzer has held his respective positions since July 25, 2002.  Messrs. Thomas Kreitzer and David Kreitzer will serve until the next annual meeting of the Registrant's stockholders or until their respective successors are duly elected and have qualified.  Directors will be elected for a one-year term at the annual stockholders' meeting.  Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

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

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth executive compensation for the years ending December 31, 2001 and 2002.

SUMMARY COMPENSATION TABLE

	ANNUAL COMEPNSATION				LONG TERM COMPENSATION
				Other	Restricted			All
				Annual	Stock	Options	LTIP	Other
Position	Year	Salary($)	Bonuses	Compensation	Awards($)	SARs(#)	Payouts($)	Compensation

Brad Randolph Pres/Sec	2001 2002	$0 0	0 0	0 0	0 0	0 0	0 0	0 0

Thomas Kreitzer CEO, Sec	2001 2002	$0 0	0 0	0 0	0 0	0 0	0 0	0 0

David Kreitzer, President	2001 2002	$0 0	0 0	0 0	0 0	0 0	0 0	0 0

Other Compensation.

(a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan, which provides for such payment, including a stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 31, 2003 (7,129,022 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) the officers and directors of the Company (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Amount of

Name and Address of

Beneficial

Percent

Title of Class

Beneficial Owner

Ownership

of Class

Common Stock

Tinku and Bashali Acharya

3,251,000 (1)

45.6%

4840 West Erie Street

Chandler, Arizona 85226

Common Stock

Ping-Sing Tsai

  600,000 (1)

 8.4%

420 West Desert Ave.

Gilbert, Arizona  85233

Common Stock

Richard Rubinstein

  500,000 (1)

 7.0%

Soquel, California

Common Stock

Thomas Kreitzer

  587,472 (2)

 8.2%

5101 N. 69th Place

Paradise Valley, Arizona 85253

Common Stock

David Kreitzer

  587,472 (2)

 8.2%

5101 N. 69th Place

Paradise Valley, Arizona 85253

Common Stock

Kenneth R. Pinckard

  500,000 (2)

 7.0%

3104 E. Camelback Rd., Ste. 245

Phoenix, Arizona  85016

Common Stock       All Officers and Directors

                   as a Group (1 person)

1,174,944 (2)

16.5%

_______________

(1)

These shares were issued in anticipation of, but not in consummation of, the proposed merger between the Registrant and Elution Technologies, Inc., an Arizona corporation.  They were issued prematurely.  The merger will not occur and the Boards of both corporations have formally approved a termination of all plans for the merger.  No consideration was paid to or received by the Registrant for these shares and the Registrant has instructed the transfer agent to cause the certificates evidencing these shares to be cancelled, ab initio.

(2)

These shares were issued in anticipation of, but not in consummation of, the proposed merger between the Registrant and Elution Technologies, Inc., an Arizona corporation.  They were issued prematurely.  The merger will not occur and the Boards of both corporations have formally approved a termination of all plans for the merger.  No consideration was paid to or received by the Registrant for these shares.  By written agreement, the named shareholders have settled all claims with the Registrant in connection with these shares and the certificates evidencing these shares have been returned to and cancelled by the transfer agent.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a)

Accrued Salaries and other Expenses to Officers and Directors:

During the year ended December 31, 2002 and 2001, the Company had incurred the following charges with directors and officers of the Company or companies with common directors:

	2002	2001
General and Administrative
Accounting	$ 5,000	$ -
Consulting	24,600	-
Rent	18,262	-
Salaries	556,690
	_______________	______________
	$ 604,552	$ -
	============	============

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

(b)

Accounts Payable to Related Parties

Included in accounts payable at December 31, 2002, is $327,428 (2001:  $Nil) due to a director of the Company for unpaid salaries.   The amounts due to related parties are due to companies with common directors and are unsecured, non-interest bearing and have no specific terms of repayment.

(c)

Contributions by Principal

The Company has accrued amounts due to its president for services rendered and expenses paid by the president on behalf of the Company of $38,900 at December 31, 2000.  During the year ended December 31, 2001, the president was paid $14,635 and waived the outstanding balance, resulting in a contribution to capital of $24,265.

(d)

Loans by Principal and Former Principal

The former president and former vice president of the Company, have each loaned the Company $150,000.  Each of these loans is evidenced by a promissory note dated June 11, 1999 and bearing interest at a rate equal to the prime rate as announced by the Wall Street Journal as of the last business day prior to the first day of each calendar quarter and adjusted as of the first day of each calendar quarter during the term of the promissory note.  Under the terms of the promissory notes, the entire outstanding principal balance, together with all accrued and unpaid interest, shall be due and payable in full not later than the Maturity Date, which is two years from the date of the promissory note.  At Maturity these loans were not called when the Company secured short-term extensions.

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

On November 5, 2001, the former president converted his note into 600,000 shares (60,000 shares post-reverse split) of the Company's common stock as full payment for principal of $150,000 and accrued interest of $37,082.

In May, 2002, the remaining noteholder converted his note into 600,000 shares (60,000 shares post-reverse split) of the Company’s common stock as full payment for principal of $150,000 and accrued interest of $50,730.

(e)

Office Space.

As of December 31, 2002, the Company neither owns nor leases any real or personal property.  Messrs. Thomas and David Kreitzer provide office space to the Company at no cost.  This office space consists of one room of approximately 144 square feet in the offices occupied by Thomas and David Kreitzer located at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  This office space is not suitable for the purposes of the Company (there is adequate insurance coverage on the assets of the Company at this location) following the pending merger with Envirotech and the Company will, upon consummation of that merger, relocate to the space presently occupied by Envirotech.  See "Item 2. Properties."

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

  No.                              Description

3.1    Article of Incorporation of the Registrant (incorporated by reference to  Exhibit 3.1 of the Form 10-SB/A filed on December 8, 1999).

3.2    Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on December 8, 1999).

3.3    Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the  Form 10-SB/A filed on December 8, 1999).

3.4    Certificate of Amendment of Articles of Incorporation (attached hereto as an Exhibit) dated June 11, 2002.

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

23.1   Consent of Amisano Hanson, Chartered Accountants

99.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures

Based on an evaluation carried out under the supervision, and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer during the 90 day period prior to the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer believes the Company's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are to the best of their knowledge, effective.

(b)      Changes in internal controls

Subsequent to the date of this evaluation, the Chief Executive Officer and Chief Financial Officer is not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls to ensure that information required to be disclosed by the Company, in reports that it files or submits under the Securities Act of 1934, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELUTION TECHNOLOGIES, INC.

(Formerly Nostalgia Motorcars, Inc.)

Dated: May 15, 2003

By: /s/ Thomas Kreitzer

Thomas Kreitzer

Chief Executive Officer,

Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        Signature                                                           Title                                                 Date

/s/ Thomas Kreitzer                                      Chief Executive Officer,                     May 15, 2003

Thomas Kreitzer                                              Principal Accounting Officer,

                                                                         Director

/s/ David Kreitzer                                          President and Chief Operating           May 15, 2002

David Kreitzer                                                 Officer, Director

CERTIFICATION

I, Thomas Kreitzer, Chief Executive and Chief Financial Officer of Elution Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Elution Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Thomas Kreitzer

Thomas Kreitzer

Chief Executive Officer

Chief Financial Officer

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2002

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of

Elution Technologies, Inc.

(formerly Nostalgia Motorcars, Inc.)

We have audited the accompanying balance sheet of Elution Technologies, Inc. (formerly Nostalgia Motorcars, Inc.) (A Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Elution Technologies, Inc. (formerly Nostalgia Motorcars, Inc.) as at December 31, 2001 and for the year ended December 31, 2001 were audited by other auditors whose report dated August 8, 2002 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Elution Technologies, Inc. (formerly Nostalgia Motorcars, Inc.) as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
April 21, 2003	Chartered Accountants

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

BALANCE SHEETS

December 31, 2002 and 2001

ASSETS	2002	2001
Current
Cash	$ 617	$ -
Prepaid expenses – Note 3	16,250	13,333
	______________	______________
	16,867	13,333
Property and equipment – Note 4	-	5,423
	______________	______________
	$ 16,867	$ 18,756
	==============	==============
LIABILITIES
Current
Accounts payable and accrued liabilities – Note 7	$ 891,043	$ 23,736
Accrued interest payable	40,547	65,579
Due to related parties – Note 7	12,500	-
Convertible notes payable – Note 6	130,000	130,000
Convertible notes payable to related parties – Note 7	-	150,000
	______________	______________
	1,074,090	369,315
	______________	______________
STOCKHOLDERS’ DEFICIENCY
Stockholders’ deficiency
Common stock: $0.001 par value
Authorized: 100,000,000
Issued and outstanding: 7,024,022 (2001: 692,500)	1,498	693
Additional paid-in capital	1,044,623	597,654
Deficiency accumulated during the development stage	(2,103,344)	(948,906)
	______________	______________
	(1,057,223)	(350,559)
	______________	______________
	$ 16,867	$ 18,756
	==============	==============

Nature and Continuance of Operations – Note 1

Commitments – Notes 5 and 6

Subsequent Events and Contingency – Notes 5, 8 and 10

SEE ACCOMPANYING NOTES

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended December 31, 2002, and 2001

and for the period from November 23, 1993 (Date of Inception) to December 31, 2002

			November 23, 1993
			(Date of Inception)
			to December 31,
	2002	2001	2002
Expenses
General and administrative – Note 7	$ 1,122,273	$ 67,224	$ 1,897,794
Depreciation	2,178	2,903	11,468
Research and development	-	-	61,434
Loss on disposal of capital assets	3,245	-	3,245
	______________	______________	______________
	1,127,696	70,127	1,973,941
	______________	______________	______________
Loss from operations	(1,127,696)	(70,127)	(1,973,941)
Interest expense	(26,742)	(50,773)	(129,403)
	______________	______________	______________
Net loss for the year	$ (1,154,438)	$ (120,900)	$ (2,103,344)
	============	============	=============
Basic and diluted loss per share	$ (0.41)	$ (0.20)
	============	============
Weighted average number of common shares outstanding	2,799,364	598,356
	============	============

SEE ACCOMPANYING NOTES

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002 and 2001

and for the period from November 23, 1993 (Date of Inception) to December 31, 2002

			November 23, 1993
			(Date of Inception)
			to December 31,
	2002	2001	2002
Cash flows from Operating Activities
Net loss from operations	$ (1,154,438)	$ (120,900)	$ (2,103,344)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,178	2,903	18,413
Rent expense	-	-	4,500
Write-off of intangible assets	-	-	61,434
Stock issued for services rendered	110,500	52,500	488,000
Stock issued for interest due to related party	50,730	37,082	87,812
Loss on disposal of capital assets	3,245	-	3,245
Changes in non-cash working capital balances consist of:
Increase (decrease) in prepaid expenses	13,333	(13,333)	-
Increase in accounts payable	867,307	12,486	891,498
Increase (decrease) in accrued interest payable	(25,032)	13,691	40,547
Increase (decrease) in due to related party	35,794	(14,635)	57,659
	______________	______________	______________
Net cash used in operating activities	(96,383)	(30,206)	(450,236)
	______________	______________	______________
Cash flows used in Investing Activities
Organizational costs	-	-	(195)
Deposits	-	-	(40,000)
Research and development	-	-	(16,920)
Purchase of property and equipment	-	-	(19,032)
	______________	______________	______________
Net cash used in Investing Activities	-	-	(76,147)
	______________	______________	______________
Cash flows from Financing Activities
Issuance of convertible debentures	-	30,000	130,000
Issuance of convertible notes to related parties	-	-	300,000
Issuance of common shares	97,000	-	97,000
	______________	______________	______________
Net cash provided by financing activities	97,000	30,000	527,000
	______________	______________	______________

SEE ACCOMPANYING NOTES

…/Cont’d.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS, Continued

for the years ended December 31, 2002 and 2001

and for the period from November 23, 1993 (Date of Inception) to December 31, 2002

November 23, 1993
(Date of Inception)
to December 31,
	2002	2001	2002
Net increase (decrease) in cash	617	(206)	617

Cash, beginning of the year	-	206	-
	______________	______________	______________
Cash, end of the year	$ 617	$ -	$ 617
	============	============	============

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$	$ -	$ -
	============	============	============
Income taxes	$	$ -	$ -
	============	============	============

Supplemental Schedule of Non-cash Activities:

During the year ended December 31, 2002, the Company:

–

Issued 455,800 shares of common stock for services rendered to various consultants at a total value of $110,500.

–

Issued 162,500 shares of common stock as prepayment for consulting services totalling $16,250.

–

Issued 60,000 shares of common stock as payment for a convertible note payable and accrued interest to a related party totalling $200,730.

–

Issued 5,525,944 shares of common stock of the Company pursuant to the June 11, 2002 proposed business acquisition.

–

Issued 22,500 shares of common stock as a debt settlement totalling $23,294.

During the year ended December 31, 2001, the Company:

–

issued 52,500 shares of common stock for services rendered to various consultants and an attorney at a total value of $52,500.

–

issued 60,000 shares of common stock as payment for a convertible note payable and accrued interest to a related party totalling $187,082.

–

Received a waiver of accrued compensation from a related party totalling $24,265.

SEE ACCOMPANYING NOTES

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

STATEMENT STOCKHOLDERS’ DEFICIENCY

for the period from November 23, 1993 (Date of Inception) to December 31, 2002

				Deficiency
				Accumulated
			Additional	During the
	Common Stock (Note 8)		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance, at November 23, 1993 (Date of Inception)	-	$ -	$ -	$ -	$ -
Issuance of shares for cash on November 30, 1993, at par	500,000	500	4,500	-	5,000
Net loss	-	-	-	(4,808)	(4,808)
	____________	______________	______________	______________	______________
Balance, at December 31, 1993	500,000	500	4,500	(4,808)	192
Net loss	-	-	-	(124)	(124)
	____________	______________	______________	______________	______________
Balance, at December 31, 1994	500,000	500	4,500	(4,932)	68
Net loss	-	-	-	(39)	(39)
	____________	______________	______________	______________	______________
Balance, at December 31, 1995	500,000	500	4,500	(4,971)	29
Net loss	-	-	-	(439)	(439)
	____________	______________	______________	______________	______________
Balance, at December 31, 1996	500,000	500	4,500	(5,410)	(410)
Net loss	-	-	-	(39)	(39)
	____________	______________	______________	______________	______________
Balance, at December 31, 1997	500,000	500	4,500	(5,449)	(449)
Net loss	-	-	-	(1,496)	(1,496)
	____________	______________	______________	______________	______________
Balance, at December 31, 1998	500,000	500	4,500	(6,945)	(1,945)
Common stock issued for services rendered	30,000	30	121,970	-	122,000
Capital contribution	-	-	1,500	-	1,500
Net loss	-	-	-	(422,847)	(422,847)
	____________	______________	______________	______________	______________
Balance, at December 31, 1999	530,000	530	127,970	(429,792)	(301,292)
Common stock issued for services rendered	50,000	50	202,950	-	203,000
Capital contribution	-	-	3,000	-	3,000
Net loss	-	-	-	(398,214)	(398,214)
	____________	______________	______________	______________	______________
Balance, at December 31, 2000	580,000	580	333,920	(828,006)	(493,506)

SEE ACCOMPANYING NOTES

…/Cont’d)

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

STATEMENT STOCKHOLDERS’ DEFICIENCY, Continued

for the period from November 23, 1993 (Date of Inception) to December 31, 2002

				Deficiency
				Accumulated
			Additional	During the
	Common Stock (Note 8)		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, at December 31, 2000	580,000	580	333,920	(828,006)	(493,506)
Capital stock issued for services rendered	52,500	53	52,447	-	52,500
Capital contributions – Note 7	-	-	24,265	-	24,265
Common stock issued as payment for convertible note payable and accrued interest to related party	60,000	60	187,022	-	187,082
Net loss	-	-	-	(120,900)	(120,900)
	_____________	______________	______________	______________	______________
Balance, at December 31, 2001	692,500	693	597,654	(948,906)	(350,559)
Capital stock issued for services rendered	455,800	455	110,045	-	110,500
Capital stock issued for prepaid services – Note 3	162,500	163	16,087	-	16,250
Capital stock issued in connection to business acquisition – Note 5	5,525,944	-	-	-	-
Capital stock issued for settlement of debt	22,500	22	23,272	-	23,294
Common stock issued as payment for convertible note payable and accrued interest to related party	60,000	60	200,670	-	200,730
Issuance of shares for cash	104,778	105	96,895	-	97,000
Net loss	-	-	-	(1,154,438)	(1,154,438)
	____________	______________	______________	______________	______________
Balance, at December 31, 2002	7,024,022	$ 1,498	$ 1,044,623	$ (2,103,344)	$ (1,057,223)
	===========	============	============	=============	=============

SEE ACCOMPANYING NOTES

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 1

Nature and Continuance of Operations

Elution Technologies, Inc. (formerly Nostalgia Motorcars Inc.) (the "Company"), a Nevada company, is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company was originally organized on November 23, 1993 as Amexan, Inc.; the name was changed to Nostalgia Motorcars, Inc. on June 1, 1998.  Prior to the name change, Amexan, Inc. was an inactive company from the date of incorporation.  On June 11, 2002, the Company changed its name to Elution Technologies, Inc.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has a working capital deficiency of $1,057,223 and has accumulated losses of $2,103,344. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statement do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.  Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities, accrued interest payable and due to related parties approximate their fair value due to the short-term maturity of such instruments.  The carrying value of convertible debt approximates fair value as the related interest rate is variable and approximates market rates.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 2

Summary of Significant Accounting Policies – (cont’d)

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method based upon the estimated useful lives, generally five to seven years, of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) which requires the use of the asset and liability method for accounting for income taxes.  Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Stock-based Compensation

Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation", establishes accounting policies for stock and stock-based awards issued to employees and non-employees for services rendered and goods received. The Company records transactions in which services or goods are rendered or received from non-employees for the issuance of equity securities based on the fair value of the Company’s stock at the date the services are rendered or goods received.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share includes the potentially dilutive effect of outstanding common stock options which are convertible into common shares.  Diluted loss per share has not been provided for 2002 and 2001 as it would be anti-dilutive.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 3

Prepaid Expenses – Note 8

Prepaid expenses represents the unearned portion of consulting services.  Subsequent to December 31, 2002, the consideration paid for these services was returned to the Company and the prepaid expense was eliminated.

Note 4

Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2002	2001
Computer equipment	$ -	$ 10,132
Automobile	-	4,386
	______________	______________
	-	14,518
Less: accumulated depreciation	-	(9,095)
	______________	______________
	$ -	$ 5,423
	=============	============

Note 5

Business Acquisition – Note 10

Pursuant to an agreement dated June 11, 2002, the Company proposed to merge with Elution Technologies, Inc. (“Arizona”), a privately controlled Arizona corporation by issuing 7,500,000 common shares of the Company for 7,500,000 common shares (100%) of Arizona.  Arizona is a fabless semiconductor company providing VLSI technologies in multimedia processing and compression.

Prior to December 31, 2002, in anticipation but not in consummation of the pending merger, the Company issued 5,525,944 common shares for 5,525,944 common shares of Arizona.

Subsequent to December 31, 2002, after issuing an additional 500,000 common shares of the Company for an additional 500,000 common shares of Arizona, it was determined by both the Company and Arizona that the proposed merger be terminated and a formal agreement to that end was approved by both companies on April 25, 2003.  None of the Arizona shares were tendered to the Company and no consideration was paid to or received by the Company for the shares issued by it to Arizona shareholders.  Subsequent to December 31, 2002, the Company recovered and cancelled 1,674,944 common shares.  The Company has asserted that the remaining shares totalling 4,351,000 are invalid and has instructed the transfer agent to cancel the remaining shares.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 5

Business Acquisition – Note 10 – (cont’d)

As the merger did not close, the Company has not reflected any value for the acquisition in these financial statements.

Note 6

Convertible Notes Payable

	2002	2001

a)

Convertible notes payable are unsecured, bear interest at 12.5% per annum and mature March 2001.  Each note and accrued interest is subject to automatic conversion at the maturity date into one common share and one warrant of the Company each at 75% of the average of the closing price for 10 days prior to conversion.  The warrants are exercisable on the same basis.  As at December 31, 2002, these notes have not yet been converted and are in default.

	$ 100,000	$ 100,000
b) Convertible note payable is unsecured, bears interest at 12.5% per annum and mature October 2002. Each note and accrued interest is subject to automatic conversion at the maturity date into one common share and one warrant of the Company, each at 75% of the average of the closing price for 10 days prior to conversion. The warrants are exercisable on the same basis As at December 31, 2002, these notes have not yet been converted and are in default.	30,000	30,000
	___________	___________
	$ 130,000	$ 130,000
	==========	==========

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 7

Related Party Transactions

During the year ended December 31, 2002 and 2001, the Company had incurred the following charges with directors and officers of the Company or companies with common directors:

	2002	2001
General and Administrative
Accounting	$ 5,000	$ -
Consulting	24,600	-
Rent	18,262	-
Salaries	556,690
	______________	______________
	$ 604,552	$ -
	=============	============

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable at December 31, 2002, is $327,428 (2001:  $Nil) due to a director of the Company for unpaid salaries.

The amounts due to related parties are due to companies with common directors and are unsecured, non-interest bearing and have no specific terms of repayment.   During the year ended December 31, 2001, the president was paid $14,635 and waived the outstanding balance, resulting in a contribution to capital of $24,265.

During the year ended December 31, 1999, the Company issued two convertible notes totalling $300,000 to the president and vice-president of the Company. The notes matured in June 2001 and bear interest at the prime rate, adjusted quarterly. The note holders may, at their discretion, convert all or any outstanding portion of the balance due into shares of common stock of the Company calculated as the outstanding balance to be converted divided by $2.50.

On November 5, 2001, the president converted his note into 60,000 shares of the Company’s common stock as full payment for principal of $l50,000 and accrued interest of $37,082.

On May 7, 2002, the remaining noteholder, converted his note into 60,000 shares of the Company’s common stock as full payment for principal of $150,000 and accrued interest of $50,730.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 8

Common Stock

As of December 31, 2001, the aggregate number of shares of common stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.001. As of December 31, 2002 and 2001, 7,024,022 and 692,500 were issued and outstanding, respectively.  On June 11, 2002, the Company effected a 1 for 10 reverse split and also increased the authorized shares from 50,000,000 shares to 100,000,000 shares.   All shares and per share amounts have been retroactively restated to reflect this 1:10 reverse split.

Share Purchase Warrants

At December 31, 2002, there were 66,667 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held at $0.75 per share.  These warrants expire in October 2005.

Common Stock Issued for Services

During the year ended December 31, 2002, the Company issued 455,800 shares of common stock for consulting services rendered valued at $110,500.  The Company issued 22,500 shares of common stock to settle debts totalling $23,294 with a company with common directors  The Company also issued 162,500 shares of common stock for services to be rendered valued at $16,250.  Subsequent to December 31, 2002, these 162,500 common shares were returned to treasury.

During December 31, 2001, the Company issue 52,500 shares of common stock for consulting services rendered valued at $52,500.

Common Stock Issued for Convertible Note Payable

During the year ended December 31, 2002, the Company issued 60,000 shares of common stock as full payment of $150,000 note payable and accrued interest of $50,730.

During the year ended December 31, 2001, the Company issued 60,000 shares of common stock as full payment of $150,000 note payable and accrued interest of $37,082.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 8

Common Stock – (cont’d)

Employee Stock Incentive Plan

On October 23, 2001, the Company registered with the Securities and Exchange Commission 1,000,000 common shares for an employee stock incentive plan at a proposed maximum offering price $1.00 per share.

The plan is applicable to employees, officers, non-employee directors and consultants.  The plan is administered by a compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options.

As of December 31 2001, 32,500 shares of common stock have been issued at $0.10 per share under this plan leaving a balance of 967,500 shares of common stock available under the plan.  Between March 6, 2002 and July 1, 2002, the Company issued the remaining shares available under the plan.

On July 25, 2002, the Company adopted an employee stock incentive plan (the “2002 Stock Incentive Plan”) setting aside 1,000,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered.  The proposed maximum offering price of such shares is $1.00 per share.  The plan is administered by a compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options.  On October 15, 2002, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 1,000,000 shares provided by this plan, at a maximum offering price of $1.00 per share.

As of December 31, 2002, 540,000 shares of common stock have been issued at $0.10 per share under this plan leaving a balance of 460,000 shares available under the plan.

Note 9

Income Taxes

Future income tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 9

Income Taxes – (cont’d)

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2002	2001
Future income tax assets
Net tax losses carried forward	$ 671,840	$ 322,700
Less: valuation allowance	(671,840)	(322,700)

	$ -	$ -
	=========	========

The Company recorded a valuation allowance against its future income tax assets based on the extent to which it is more-likely-than-not that sufficient taxable income will be realized during the carry-forward periods to utilize all the future tax assets.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal income tax rate	(34.0)%
Deferred tax charge (credit)	-
Effect on valuation allowance	34.0%
State income tax, net of federal benefit	-
__________
Effective income tax rate	0.0%
============

No provision for income taxes has been provided in 2002 and 2001 due to the net loss.

The Company has available non-capital losses of approximately $1,976,000 which may be carried forward to reduce taxable income in future years.  The potential future income tax benefit is not reflected in these financial statements.  The non-capital losses expire through 2022.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2002 and 2001

Note 10

Subsequent Events and Contingency – Notes 3, 5 and 8

a)        On February 18, 2003, the Company issued 105,000 shares of common stock for consulting services rendered valued at $10,500.

b)        On March 18, 2003, the Company was named in a lawsuit for unpaid legal fees totalling $7,486.  The Company is unable to assess the Company’s potential liability, if any, resulting from this action.  Any settlement will be reflected as a charge in the year of the settlement.

c)        On April 15, 2003, the Company issued 12,000 shares of common stock for consulting services rendered valued at $1,200.

d)        By an agreement dated April 15, 2003 the Company proposes to acquire 100% of Envirotech Systems Worldwide Inc. (“Envirotech”), an Arizona corporation.  The Company will acquire all the issued and outstanding common stock of Envirotech by issuing the equivalent amount of the Company’s common stock.  Upon completion of the acquisition, the Company will change its name to Tankless Systems Worldwide Inc.  The terms of the agreement are under negotiation.

e)        On April 24, 2003 the Company entered into an agreement with SIA Associates, LLC. to assist the Company in settling the outstanding claims by various parties with respect to the failed merger with Arizona.  The Company will issue 350,000 shares of common stock as compensation.