Form 10QSB
period 2003-03-31
ELUTION TECHNOLOGIES INC
filed 2003-05-16
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2003 – 7,129,022 shares, $0.001 par value

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

Index

Page

Number

----------

PART I

FINANCIAL INFORMATION

ITEM 1.

Financial Statements (unaudited).......................……………............................

3

Balance Sheet as of March 31, 2003 and December 31, 2002 .........................

3

Statements of Operations for the three months ended March 31,

2003 and 2002 and cumulative from November 23, 1993 (inception)

 to March 31, 2003 ........………………………………………………………

4

Statement of Stockholders' Deficiency cumulative from

November 23, 1993 (inception) to March 31, 2003 ........…………………….

5

Statements of Cash Flows for the three months ended

March 31, 2003 and 2002 and cumulative from

November 23, 1993 to March 31, 2003 ....................…………………………

7

Notes to Financial Statements ..........................………………………………

9

     ITEM 2.

Managements Discussion and Analysis of Financial

Condition and Results of Operations/Plan of Operation...……………………

16

     ITEM 3.

Controls and Procedures ...……………………...……………………………

16

PART II

OTHER INFORMATION

     ITEM 1.

Legal Proceedings.......................................………………………………….

17

     ITEM 2.

Change in Securities and Use of Proceeds................………………………...

17

     ITEM 3.

Defaults Upon Senior Securities.........................…………………………….

18

     ITEM 4.

Submission of Matters to Vote Of Security Holders .................................….

18

     ITEM 5.

Other Information.......................................………………………………….

18

     ITEM 6.

Exhibits and Reports on Form 8-K........................…………………………...

19

SIGNATURES............................................................………………………………………

20

CERTIFICATIONS .........................................................…………………………………...

21

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements were prepared by management and have not been reviewed by the Company’s Certifying Accountants.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

BALANCE SHEETS

March  31, 2003 and December 31, 2002

ASSETS	March 31, 2003	December 31, 2002
Current	(Unaudited)
Cash	$ (4)	$ 617
Prepaid expenses – Note 3	23,628	16,250
	_____________	______________
	23,624	16,867
Property and equipment – Note 4	-	-
	_____________	______________
	$ 23,624	$ 16,867
	============	============
LIABILITIES
Current
Accounts payable and accrued liabilities – Note 7	$ 893,220	$ 891,043
Accrued interest payable	44,609	40,547
Due to related parties – Note 7	20,200	12,500
Convertible notes payable – Note 6	130,000	130,000
Convertible notes payable to related parties – Note 7	-	-
	_____________	______________
	1,088,029	1,074,090
	_____________	______________
STOCKHOLDERS’ DEFICIENCY
Stockholders’ deficiency
Common stock: $0.001 par value
Authorized: 100,000,000
Issued and outstanding: 7,129,022 (12/31/02: 7,024,022)	1,615	1,498
Additional paid-in capital	1,053,506	1,044,623
Deficiency accumulated during the development stage	(2,121,526)	(2,103,344)
	_____________	______________
	(1,066,405)	(1,057,223)
	_____________	______________
	$ 21,624	$ 16,867
	============	============

Nature and Continuance of Operations – Note 1

Commitments – Notes 5 and 6

Subsequent Events and Contingency – Notes 5, 8 and 10

See accompanying notes.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the years ended March 31, 2003, and 2002

and for the period from November 23, 1993 (Date of Inception) to March 31, 2002

			November 23, 1993
			(Date of Inception)
	March 31	March 31,	to March 31,
	2003	2002	2003
Expenses
General and administrative – Note 7	$ 14,119	$ 6,389	$ 1,911,913
Depreciation	-	726	11,468
Research and development	-	-	61,434
Loss on disposal of capital assets	-	-	3,245
	______________	______________	______________
	14,119	7,115	1,988,060
	______________	______________	______________
Loss from operations	(14,119)	(7,115)	(1,988,060)
Interest expense	(4,063)	(10,813)	(133,466)
	______________	______________	______________
Net loss	$ (18,182)	$ (17,928)	$ (2,121,526)
	=============	=============	=============
Basic and diluted loss per share	$ (0.00)	$ (0.03)
	=============	=============
Weighted average number of common shares outstanding	7,080,666	695,833
	=============	=============

See accompanying notes.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

STATEMENT STOCKHOLDERS’ DEFICIENCY

for the period from November 23, 1993 (Date of Inception) to March 31, 2002

				Deficiency
				Accumulated
			Additional	During the
	Common Stock (Note 8)		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance, at November 23, 1993 (Date of Inception)	-	$ -	$ -	$ -	$ -
Issuance of shares for cash on November 30, 1993, at par	500,000	500	4,500	-	5,000
Net loss	-	-	-	(4,808)	(4,808)
	______________	______________	______________	______________	______________
Balance, at December 3,1 1993	500,000	500	4,500	(4,808)	192
Net loss	-	-	-	(124)	(124)
	______________	______________	______________	______________	______________
Balance, at December 31, 1994	500,000	500	4,500	(4,932)	68
Net loss	-	-	-	(39)	(39)
	______________	______________	______________	______________	______________
Balance, at December 31, 1995	500,000	500	4,500	(4,971)	29
Net loss	-	-	-	(439)	(439)
	______________	______________	______________	______________	______________
Balance, at December 31, 1996	500,000	500	4,500	(5,410)	(410)
Net loss	-	-	-	(39)	(39)
	______________	______________	______________	______________	______________
Balance, at December 31, 1997	500,000	500	4,500	(5,449)	(449)
Net loss	-	-	-	(1,496)	(1,496)
	______________	______________	______________	______________	______________
Balance, at December 31, 1998	500,000	500	4,500	(6,945)	(1,945)
Common stock issued for services rendered	30,000	30	121,970	-	122,000
Capital contribution	-	-	1,500	-	1,500
Net loss	-	-	-	(422,847)	(422,847)
	______________	______________	______________	______________	______________
Balance, at December 31, 1999	530,000	530	127,970	(429,792)	(301,292)
Common stock issued for services rendered	50,000	50	202,950	-	203,000
Capital contribution	-	-	3,000	-	3,000
Net loss	-	-	-	(398,214)	(398,214)
	______________	______________	______________	______________	______________
Balance, at December 31, 2000	580,000	580	333,920	(828,006)	(493,506)

See accompanying notes.

…/Cont’d)

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

STATEMENT STOCKHOLDERS’ DEFICIENCY, Continued

for the period from November 23, 1993 (Date of Inception) to March 31, 2002

				Deficiency
				Accumulated
			Additional	During the
	Common Stock (Note 8)		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, at December 31, 2000	580,000	580	333,920	(828,006)	(493,506)
Capital stock issued for services rendered	52,500	53	52,447	-	52,500
Capital contributions – Note 7	-	-	24,265	-	24,265
Common stock issued as payment for convertible note payable and accrued interest to related party	60,000	60	187,022	-	187,082
Net loss	-	-	-	(120,900)	(120,900)
	______________	______________	______________	______________	______________
Balance, at December 31, 2001	692,500	693	597,654	(948,906)	(350,559)
Capital stock issued for services rendered	455,800	455	110,045	-	110,500
Capital stock issued for prepaid services – Note 3	162,500	163	16,087	-	16,250
Capital stock issued in connection to business acquisition – Note 5	5,525,944	-	-	-	-
Capital stock issued for settlement of debt	22,500	22	23,272	-	23,294
Common stock issued as payment for convertible note payable and accrued interest to related party	60,000	60	200,670	-	200,730
Issuance of shares for cash	104,778	105	96,895	-	97,000
Net loss	-	-	-	(1,154,438)	(1,154,438)
	______________	______________	______________	______________	______________
Balance, at December 31, 2002	7,024,022	1,498	1,044,623	(2,103,344)	(1,057,223)
Capital stock issued for services rendered	117,000	117	8,883	-	9,000

Net loss	-	-	-	(18,182)	(18,182)
	______________	______________	______________	______________	______________
Balance, at March 31, 2003	7,141,022	$ 1,615	$1,053,506	$(2,121,526)	$(1,066,405)
	=============	=============	=============	=============	=============

See accompanying notes.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the years ended March 31, 2003 and 2002

and for the period from November 23, 1993 (Date of Inception) to March  31, 2002

			November 23, 1993
			(Date of Inception)
	March 31,	March 31,	to March 31,
	2003	2002	2003
Cash flows from Operating Activities
Net loss from operations	$ (18,182)	$ (17,928)	$ (2,121,526)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	726	18,413
Rent expense	-	-	4,500
Write-off of intangible assets	-	-	61,434
Stock issued for services rendered	9,000	12,000	497,000
Stock issued for interest due to related party	-	-	87,812
Loss on disposal of capital assets	-	-	3,245
Changes in non-cash working capital balances consist of:
Increase (decrease) in prepaid expenses	(5,378)	10,000	(5,378)
Increase in accounts payable	2,176	(15,611)	893,674
Increase (decrease) in accrued interest payable	4,063	10,813	44,610
Increase (decrease) in due to related party	7,700	-	65,359
	______________	______________	______________
Net cash used in operating activities	(621)	-	(450,857)
	______________	______________	______________
Cash flows used in Investing Activities
Organizational costs	-	-	(195)
Deposits	-	-	(40,000)
Research and development	-	-	(16,920)
Purchase of property and equipment	-	-	(19,032)
	______________	______________	______________
Net cash used in Investing Activities	-	-	(76,147)
	______________	______________	______________
Cash flows from Financing Activities
Issuance of convertible debentures	-	-	130,000
Issuance of convertible notes to related parties	-	-	300,000
Issuance of common shares	-	-	97,000
	______________	______________	______________
Net cash provided by financing activities	-	-	527,000
	______________	______________	______________

See accompanying notes.

…/Cont’d.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS, Continued

for the years ended March 31, 2003 and 2002

and for the period from November 23, 1993 (Date of Inception) to March  31, 2002

November 23, 1993
(Date of Inception)
	March 31,	March 31,	to March 31,
	2003	2002	2003
Net increase (decrease) in cash	(621)	-	(4)

Cash, beginning of quarter	617	-	-
	______________	______________	______________
Cash, end of the quarter	$ (4)	$ -	$ (4)
	=============	=============	=============

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$	$ -	$ -
	=============	=============	=============
Income taxes	$	$ -	$ -
	=============	=============	=============

Supplemental Schedule of Non-cash Activities:

During the three months ended March 31, 2003, the Company:

--

Issued 117,000 shares of common stock for services rendered to various consultants at a total value of $9,000.

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

See accompanying notes.

ELUTION TECHNOLOGIES, INC.

(formerly Nostalgia Motorcars, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2003 and 2002

(Unaudited)

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has a working capital deficiency of $1,066,405 and has accumulated losses of $2,121,526. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statement do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The financial statements were prepared by management and have not been reviewed by the Company’s Certifying Accountants.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all the footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:  For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2002.

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share includes the potentially dilutive effect of outstanding common stock options which are convertible into common shares.  Diluted loss per share has not been provided for March 31, 2003, and 2002 as it would be anti-dilutive.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3

Prepaid Expenses – Note 8

Prepaid expenses represents the unearned portion of consulting services.  Subsequent to March 31, 2003, the consideration paid for these services was returned to the Company and the prepaid expense was eliminated.

Note 4

Property and Equipment

Property and equipment consisted of the following:

	March 31,
	2003	2002
Computer equipment	$ -	$ 10,132
Automobile	-	4,386
	______________	______________
	-	14,518
Less: accumulated depreciation	-	(9,821)
	______________	______________
	$ -	$ 4,697

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

Note 5

Business Acquisition – Note 10 – (cont’d)

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

As the merger did not close, the Company has not reflected any value for the acquisition in these financial statements.

Note 6

Convertible Notes Payable

March 31,	March 31,
2003	2002

(a) Convertible notes payable are unsecured, bear interest at 12.5% per annum and mature March 2001.  Each note and accrued interest is subject to automatic conversion at the maturity date into one common share and one warrant of the Company each at 75% of the average of the closing price for 10 days prior to conversion.  The warrants are exercisable on the same basis.  As at March 31, 2003, these notes have not yet been converted and are in default.

$ 100,000	$ 100,000

(b) Convertible notes payable are unsecured, bear interest at 12.5% per annum and mature March 2001.  Each note and accrued interest is subject to automatic conversion at the maturity date into one common share and one warrant of the Company each at 75% of the average of the closing price for 10 days prior to conversion.  The warrants are exercisable on the same basis.  As at March 31, 2003, these notes have not yet been converted and are in default.

$ 30,000	$ 30,000
_________	________
$ 130,000	$ 130,000
=======	=======

Note 7

Related Party Transactions

Included in accounts payable at March 31, 2003, is $327,428 (2002:  $Nil) due to a director of the Company for unpaid salaries.  These salaries are in dispute.

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

Note 8

Common Stock

As of December 31, 2001, the aggregate number of shares of common stock that the Company had authority to issue was 50,000,000 shares at a par value of $0.001. As of December 31, 2002 and 2001, 7,024,022 and 692,500 were issued and outstanding, respectively.  On June 11, 2002, the Company effected a 1 for 10 reverse split and also increased the authorized shares from 50,000,000 shares to 100,000,000 shares.   All shares and per share amounts have been retroactively restated to reflect this 1:10 reverse split.  As of March 31, 2003, the aggregate number of shares of common stock that the Company had authority to issue was 100,000,000 shares at a par value of $0.001.  As of March 31, 2003, 7,141,022 shares were issued and outstanding.

Share Purchase Warrants

At December 31, 2002, and March 31, 2003, there were 66,667 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held at $0.75 per share.  These warrants expire in October 2005.

Note 8

Common Stock – (cont’d)

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

During the three months ended March 31, 2003, the Company issued 117,000 shares of common stock for services rendered valued at $9,000.

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

Note 8

Common Stock – (cont’d)

As of December 31, 2002, 540,000 shares of common stock have been issued at $0.10 per share under this plan leaving a balance of 460,000 shares available under the plan.  As of March 31, 2003, there are 343,000 shares available under the plan.  Subsequently, the Company has issued those 343,000 shares but has recovered and returned to the plan 162,500 shares that had been issued in October, 2002, as prepaid consulting fees.

Note 9

Income Taxes

Future income tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized.

Significant components of the Company’s future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2002	2001
Future income tax assets
Net tax losses carried forward	$ 671,840	$ 322,700
Less: valuation allowance	(671,840)	(322,700)
	__________	__________
	$ -	$ -
	=========	=========

The Company recorded a valuation allowance against its future income tax assets based on the extent to which it is more-likely-than-not that sufficient taxable income will be realized during the carry-forward periods to utilize all the future tax assets.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal income tax rate	(34.0)%
Deferred tax charge (credit)	-
Effect on valuation allowance	34.0%
State income tax, net of federal benefit	-
____________
Effective income tax rate	0.0%
==========

No provision for income taxes has been provided in the quarter ended March 31, 2003, or the calendar year 2002 due to the net loss.

Note 9

Income Taxes – (cont’d)

At March 31, 2003, the Company has available non-capital losses of approximately $1,999,500 which may be carried forward to reduce taxable income in future years.  The potential future income tax benefit is not reflected in these financial statements.  The non-capital losses expire through 2022.

Note 10

Subsequent Events and Contingency – Notes 3, 5 and 8

a)

On April 15, 2003, the Company issued 12,000 shares of common stock for consulting services rendered valued at $1,200.  These shares were authorized prior to March 31, 2003, and treated for financial statement purposes as if there were issued and outstanding at March 31, 2003.

b)

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

c)

On April 24, 2003 the Company entered into an agreement with SIA Associates, LLC. to assist the Company in settling the outstanding claims by various parties with respect to the failed merger with Arizona.  The Company will issue 350,000 shares of common stock as compensation.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following  Discussion and Analysis  should be read in  conjunction  with the financial statements and notes included in this Form 10-QSB and the Registrant's annual report on Form 10-KSB for the year ended December 31, 2002.

(a)

Plan of Operation.

As of March 31, 2003, the Company had not commenced business operations.

In previous filings, which are incorporated herein by reference, the Company discussed the fact that on June 11, 2002, it had entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation ("Elution Arizona"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Elution  Arizona in exchange for an equal number of shares of Common Stock of the Company.  Elution Arizona and certain persons involved in its operations have failed to perform in material respects its and their respective obligations in connection with the acquisition and merger contemplated by the Merger Agreement and on April 25, 2003, the parties to that Merger Agreement formally abandoned and terminated the proposed acquisition and merger.  The Boards of Directors of both companies approved the termination.

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

On June 11, 2002, the Company changed its name to Elution Technologies, Inc., and upon consummation of the pending merger with Envirotech, will change its name to Tankless Systems Worldwide, Inc.

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

The foregoing Plan of Operation may contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates.  The words "believe," "expect," "anticipate,"intends," "forecast," "project," and similar expressions identify forward-looking statements.  These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control.  The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures and the level of expenses incurred in the Registrant's operations.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate.  The Registrant disclaims any intent or obligation to update "forward looking statements."

(b)   Liquidity and Capital Resources

As of March 31, 2003 the Company has no established source of revenue, has negative working capital of $1,066,405 and has accumulated losses of $2,121,526.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

PART II

ITEM 1.   LEGAL PROCEEDINGS

On March 18, 2003, the Registrant was named in a lawsuit for unpaid legal fees totaling $7,486.  The Registrant disputes this claim and expects to prevail in the matter.  The Registant is unable to assess the Registrant’s potential liability, if any, resulting from this action.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Registrant nor any of its officers or directors is a party to any material legal proceeding or litigation.

ITEM 2.   CHANGES IN SECURITIES

On June 11, 2002, the Company amended its Articles of Incorporation to authorize the Company to provide that each share outstanding was changed into a one-tenth (1/10th) of a share, effecting a 1:10 rollback of the number of shares of Common Stock issued and outstanding, and increase the total number of shares which the Company was authorized to issue from 50,000,000 to 100,000,000.

(a)

In 1999, the Company issued two convertible notes totaling $300,000 to the former president and former vice-president of the Company.  The notes bear interest at the prime rate, adjusted quarterly, and matured in June 2001. The note holders may, at their discretion, convert all or any outstanding portion of the balance due into shares of common stock of the Company, calculated as the outstanding balance to be converted divided by $0.25.

On November 5, 2001, the former president converted his note into 60,000 shares of the Company's common stock as full payment for principal of $150,000 and accrued interest of $37,082.

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

ITEM 5.   OTHER INFORMATION

(a)

Changes in Management.  From May 20, 1999, to June 13, 2002, Brad Randolph was the sole officer and director of the Company, serving as its President, Secretary and Treasurer.  On June 13, 2002, following the change of the name of the Company to Elution Technologies, Inc. (see Item 4 above), and the execution of the Agreement and Plan of Merger (see ITEM 2(a) above), Mr. Thomas Kreitzer was appointed a director of the Company to fill a newly created directorship.  On July 24, 2002, Mr. Brad Randolph resigned, leaving Mr. Thomas Kreitzer as the sole director.  On July 25, 2002, Mr. David Kreitzer was appointed a director of the Company to fill the position vacated by Mr. Randolph's resignation.  On July 25, 2002, Thomas Kreitzer was elected to the offices of Interim Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer; David Kreitzer were elected to the office of Interim Chief  Operating  Officer.  On August 19, 2002, Dr. Tinku Acharya was appointed a director of the Company to fill a newly created directorship and was also elected Chairman of the Board of Directors and Chief Technology Officer of the Company. On October 28, 2002, Tinku Acharya, PhD resigned as a director of the Company.  Messrs. Thomas Kreitzer and David Kreitzer will serve until the next annual meeting of the Registrant's stockholders or until their respective successors are duly elected and have qualified.  Directors will be elected for a one-year term at the annual stockholders' meeting.  Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)

Reports on 8-K

1.

8-K, Reporting Changes in Registrant’s Certifying Accountant, filed March 31, 2003, and incorporated herein by reference.

2.

8-K/A, Amended Report of Changes in Registrant’s Certifying Accountant, filed April 30, 2003, which report is incorporated herein by reference.

3.

8-K/A, Amended Report of Changes in Registrant’s Certifying Accountant, filed May 5, 2003, which report is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

ELUTION TECHNOLOGIES, INC.

 (formerly Nostalgia Motorcars, Inc.)

Date:  May 16, 2003

By:   /s/  Thomas Kreitzer

Thomas Kreitzer,

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

Date: May 16, 2003

/s/ Thomas Kreitzer

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

b) evaluated  the  effectiveness  of the  registrant's  disclosure  controls and procedures  as of a date  within  90  days  prior  to the  filing  date  of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of theEvaluation Date;

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

Date: May 16, 2003

/s/ Thomas Kreitzer

Principal Accounting Officer