Form 10QSB
period 2003-06-30
TANKLESS SYSTEMS WORLDWIDE INC
filed 2003-08-21
CIK 1095751

.U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER: 000-28083

TANKLESS SYSTEMS WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0362112 (I.R.S. Employer Identification No.)

2920 E. Camelback Rd., Suite 150, Phoenix, Arizona          85016

(Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number: (602) 957-8574

--------------

Elution Technologies, Inc.

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 30, 2003 – 1,892,856 shares, $0.001 par value

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

Index

Page

Number

----------

PART I

FINANCIAL INFORMATION

ITEM 1.

Financial Statements (unaudited).......................……………............................

3

Balance Sheet as of June 30, 2003 and December 31, 2002 .........................

3

Statements of Operations for the six months ended June 30,

2003 and 2002 and cumulative from November 23, 1993 (inception)

 to June 30, 2003 ........………………………………………………………

4

Statement of Stockholders' Deficiency cumulative from

November 23, 1993 (inception) to June 30, 2003 ........…………………….

5

Statements of Cash Flow for the six months ended

June 30, 2003 and 2002 and cumulative from

November 23, 1993 to June 30, 2003 ....................…………………………

8

Notes to Financial Statements ..........................………………………………

10

ITEM 2.

Managements Discussion and Analysis of Financial

Condition and Results of Operations/Plan of Operation...……………………

17

ITEM 3.

Controls and Procedures ……………………………………………………..

18

PART II

OTHER INFORMATION

     ITEM 1.

Legal Proceedings.......................................………………………………….

18

     ITEM 2.

Change in Securities and Use of Proceeds................………………………...

19

     ITEM 3.

Defaults Upon Senior Securities.........................…………………………….

19

     ITEM 4.

Submission of Matters to Vote Of Security Holders .................................….

19

     ITEM 5.

Other Information.......................................………………………………….

20

     ITEM 6.

Exhibits and Reports on Form 8-K........................…………………………...

20

SIGNATURES............................................................………………………………………

21

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements were prepared by management and have not been reviewed by the Company’s Certifying Accountants.

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

BALANCE SHEETS

June 30, 2003 and December 31, 2002

ASSETS	June 30, 2003	December 31, 2002
	(Unaudited)
Current
Cash	$ -	$ 617
Prepaid expenses – Note 3	5,378	16,250
	__________	_________
	5,378	16,867
Property and equipment – Note 4	-	-
	__________	_________

	$ 5,378	$ 16,867
	==========	==========
LIABILITIES
Current
Accounts payable and accrued liabilities – Note 7	$ 50,580	$ 48,403
Accrued interest payable	48,672	40,547
Due to related parties – Note 7	10,200	12,500
Convertible notes payable – Note 6	130,000	130,000
Convertible notes payable to related parties – Note 7	-	-
	239,452	231,450

STOCKHOLDERS’ DEFICIENCY
Stockholders’ deficiency
Common stock: $0.001 par value
Authorized: 100,000,000
Issued and outstanding: 1,892,578 (12/31/02: 7,024,022)	1,893	1,498
Additional paid-in capital	1,121,979	1,044,623
Deficiency accumulated during the development stage	(1,357,946)	(1,260,704)
	__________	_________
	(234,074)	(214,583)
	__________	_________
	$ 5,378	$ 16,867
	==========	==========

Nature and Continuance of Operations – Note 1

Commitments – Notes 5 and 6

Subsequent Events and Contingency – Notes 5, 8 and 10

SEE ACCOMPANYING NOTES.

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the six months ended June 30, 2003, and 2002

and for the period from November 23, 1993 (Date of Inception) to June 30, 2002

(Unaudited)

			November 23, 1993
			(Date of Inception)
	June 30	June 30,	to June 30,
	2003	2002	2003
Expenses
General and administrative – Note 7	$ 89,116	$ 83,565	$ 1,144,270
Depreciation	-	1,452	11,468
Research and development	-	-	61,434
Loss on disposal of capital assets	-	-	3,245

	89,116	85,017	1,220,417

Loss from operations	(89,116)	(85,017)	(1,220,417)
Interest expense	(8,125)	(17,633)	(137,528)
	___________	____________	____________
Net loss	$ (97,241)	$ (102,650)	$ (1,357,945)
	==========	==========	==========
Basic and diluted loss per share	$ (0.02)	$ (0.14)
	==========	==========

Weighted average number of common shares outstanding	6,761,856	723,285
	==========	==========

SEE ACCOMPANYING NOTES.

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period from November 23, 1993 (Date of Inception) to June 30, 2002

				Deficiency
				Accumulated
			Additional	During the
	Common Stock (Note 8)		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance, at November 23, 1993 (Date of Inception)	-	$ -	$ -	$ -	$ -
Issuance of shares for cash on November 30, 1993, at par	500,000	500	4,500	-	5,000
Net loss	-	-	-	(4,808)	(4,808)
	_______	_______	________	__________	__________
Balance, at December 3,1 1993	500,000	500	4,500	(4,808)	192
Net loss	-	-	-	(124)	(124)
	_______	_______	________	__________	__________
Balance, at December 31, 1994	500,000	500	4,500	(4,932)	68
Net loss	-	-	-	(39)	(39)
	_______	_______	________	__________	__________
Balance, at December 31, 1995	500,000	500	4,500	(4,971)	29
Net loss	-	-	-	(439)	(439)
	_______	_______	________	__________	__________
Balance, at December 31, 1996	500,000	500	4,500	(5,410)	(410)
Net loss	-	-	-	(39)	(39)
	_______	_______	________	__________	__________
Balance, at December 31, 1997	500,000	500	4,500	(5,449)	(449)
Net loss	-	-	-	(1,496)	(1,496)
	_______	_______	________	__________	__________
Balance, at December 31, 1998	500,000	500	4,500	(6,945)	(1,945)
Common stock issued for services rendered	30,000	30	121,970	-	122,000
Capital contribution	-	-	1,500	-	1,500
Net loss	-	-	-	(422,847)	(422,847)
	_______	_______	________	__________	__________
Balance, at December 31, 1999	530,000	530	127,970	(429,792)	(301,292)
Common stock issued for services rendered	50,000	50	202,950	-	203,000
Capital contribution	-	-	3,000	-	3,000
Net loss	-	-	-	(398,214)	(398,214)
	_______	_______	________	__________	__________

Balance, at December 31, 2000	580,000	580	333,920	(828,006)	(493,506)

SEE ACCOMPANYING NOTES.

…/Cont’d)

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY, Continued

for the period from November 23, 1993 (Date of Inception) to June 30, 2002

				Deficiency
				Accumulated
			Additional	During the
	Common Stock (Note 8)		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, at December 31, 2000	580,000	580	333,920	(828,006)	(493,506)
Capital stock issued for services Rendered	52,500	53	52,447	-	52,500
Capital contributions – Note 7	-	-	24,265	-	24,265
Common stock issued as payment for convertible note payable and accrued interest to related party	60,000	60	187,022	-	187,082
Net loss	-	-	-	(120,900)	(120,900)
	_______	_______	________	__________	__________

Balance, at December 31, 2001	692,500	693	597,654	(948,906)	(350,559)
Capital stock issued for services Rendered	455,800	455	110,045	-	110,500
Capital stock issued for prepaid services – Note 3	162,500	163	16,087	-	16,250
Capital stock issued in connection to business acquisition – Note 5	5,525,944	-	-	-	-
Capital stock issued for settlement of debt	22,500	22	23,272	-	23,294
Common stock issued as payment for convertible note payable and accrued interest to related party	60,000	60	200,670	-	200,730
Issuance of shares for cash	104,778	105	96,895	-	97,000
Net loss (Note 9)	-	-	-	(311,798)	(311,798)
	_______	_______	________	__________	__________

Balance, at December 31, 2002	7,024,022	$ 1,498	$ 1,044,623	$ (1,260,704)	$ (214,583)

…/Cont’d)

SEE ACCOMPANYING NOTES.

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

STATEMENT STOCKHOLDERS’ DEFICIENCY, Continued

for the period from November 23, 1993 (Date of Inception) to June 30, 2002

				Deficiency
				Accumulated
			Additional	During the
	Common Stock (Note 8)		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, at December 31, 2002	7,024,022	$ 1,498	$ 1,044,623	$ (1,260,704)	$ (214,583)
Capital stock issued for services Rendered	557,000	557	93,443	-	94,000
Capital stock canceled – issued for prepaid consulting – Note 8	(162,500)	(162)	(16,088)		(16,250)
Capital stock canceled in connection to abandonment of business acquisition – Note 5	(5,525,944)	-	-	-	-
Net loss	-	-	-	(97,241)	(97,241)
	________	__________	__________	__________	__________

Balance, at June 30, 2003 (unaudited)	1,892,578	$ 1,893	$ 1,121,978	$ (1,357,945)	$ (234,074)
	=======	========	========	=========	=========

SEE ACCOMPANYING NOTES.

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2003 and 2002

and for the period from November 23, 1993 (Date of Inception) to June 30, 2002

(Unaudited)

			November 23, 1993
			(Date of Inception)
	June 30,	June 30,	to June 30,
	2003	2002	2003
Cash flows from Operating Activities
Net loss from operations	$ (97,241)	$ (102,650)	$ (1,357,945)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	1,452	18,413
Rent expense	-	-	4,500
Write-off of intangible assets	-	-	61,434
Stock issued for services rendered	94,000	39,000	582,000
Stock issued for interest due to related party	-	50,790	87,812
Subscription receivables		(10,000)	-
Loss on disposal of capital assets	-	-	3,245
Changes in non-cash working capital balances consist of:
Increase (decrease) in prepaid expenses	(5,378)	13,333	(5,378)
Increase (decrease) in accounts payable	2,177	(3,610)	51,035
Increase (decrease) in accrued interest payable	8,125	(33,157)	48,672
Increase (decrease) in due to related party	(2,300)	16,348	55,359
	__________	__________	___________
Net cash used in operating activities	(617)	28,494	(450,853)
	__________	__________	___________
Cash flows used in Investing Activities
Organizational costs	-	-	(195)
Deposits	-	-	(40,000)
Research and development	-	-	(16,920)
Purchase of property and equipment	-	-	(19,032)
	__________	__________	___________

Net cash used in Investing Activities	-	-	(76,147)
	__________	__________	___________
Cash flows from Financing Activities
Issuance of convertible debentures	-	-	130,000
Issuance of convertible notes to related parties	-	-	300,000
Issuance of common shares	-	30,000	97,000
	__________	__________	___________

Net cash provided by financing activities	-	30,000	527,000
	__________	__________	___________

…/Cont’d.

SEE ACCOMPANYING NOTES.

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS, Continued

for the six months ended June 30, 2003 and 2002

and for the period from November 23, 1993 (Date of Inception) to June 30, 2002

November 23, 1993
(Date of Inception)
	June 30,	June 30,	to June 30,
	2003	2002	2003
Net increase (decrease) in cash	(617)	1,506	-

Cash, beginning of period	617	-	-
	______________	______________	______________
Cash, end of the period	$ (0)	$ 1,506	$ -
	=============	============	============

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$	$ -	$ -
	=============	============	============
Income taxes	$	$ -	$ -
	=============	============	============

Supplemental Schedule of Non-cash Activities:

During the six months ended June 30, 2003, the Company:

--

Issued 557,000 shares of common stock for services rendered to various consultants at a total value of $94,000.

During the year ended December 31, 2002, the Company:

–

Issued 455,800 shares of common stock for services rendered to various consultants at a total value of $110,500.

–

Issued 162,500 shares of common stock as prepayment for consulting services totalling $16,250.  Subsequently, these shares were returned to the Company and canceled, and the prepaid expense was reversed.

–

Issued 60,000 shares of common stock as payment for a convertible note payable and accrued interest to a related party totaling $200,730.

–

Issued 5,525,944 shares of common stock of the Company pursuant to the June 11, 2002 proposed business acquisition.  Subsequently, these shares were recovered by the Company and canceled.

–

Issued 22,500 shares of common stock as a debt settlement totaling $23,294.

–

SEE ACCOMPANYING NOTES.

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2003 and 2002

Note 1

Nature and Continuance of Operations

Tankless Systems Worldwide, Inc. (formerly Elution Technologies Inc.) (the "Company"), a Nevada company, is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company was originally organized on November 23, 1993 as Amexan, Inc.; the name was changed to Nostalgia Motorcars, Inc. on June 1, 1998.  Prior to the name change, Amexan, Inc. was an inactive company from the date of incorporation.  On June 11, 2002, the Company changed its name to Elution Technologies, Inc. and on June 4, 2003, the Company changed its name to Tankless Systems Worldwide, Inc.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has a working capital deficiency of $234,074 and has accumulated losses of $1,357,945. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statement do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share includes the potentially dilutive effect of outstanding common stock options which are convertible into common shares.  Diluted loss per share has not been provided for June 30, 2003, and 2002 as it would be anti-dilutive.

Note 2

Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3

Prepaid Expenses – Note 8

Prepaid expenses represents the unearned portion of consulting services.  During the second quarter of 2003, the consideration paid for these services was returned to the Company and the prepaid expense was eliminated.

Note 4

Property and Equipment

Property and equipment consisted of the following:

	June 30,
	2003	2002
Computer equipment	$ -	$ 10,132
Automobile	-	4,386
	__________	__________
	-	14,518
Less: accumulated depreciation	-	(10,547)
	__________	__________
	$ -	$ 3,971
	=========	=========

Note 5

Business Acquisition

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

Subsequent to December 31, 2002, after issuing an additional 500,000 common shares of the Company for an additional 500,000 common shares of Arizona, it was determined by both the Company and Arizona that the proposed merger be terminated and a formal agreement to that end was approved by both companies on April 25, 2003.  None of the Arizona shares were tendered to the Company and no consideration was paid to or received by the Company for the shares issued by it to Arizona shareholders.  Subsequent to December 31, 2002, the Company recovered and cancelled 6,025,944 common shares.

Note 5

Business Acquisition -- (cont’d)

As the merger did not close, the Company has not reflected any value for the acquisition in these financial statements.

By an agreement dated April 15, 2003 the Company proposes to acquire 100% of Envirotech Systems Worldwide Inc. (“Envirotech”), an Arizona corporation.  The Company will acquire all the issued and outstanding common stock of Envirotech by issuing the equivalent amount of the Company’s common stock.  The terms of the agreement are under negotiation.

Note 6

Convertible Notes Payable

June 30,	June 30,
2003	2002

(a) Convertible notes payable are unsecured, bear interest at 12.5% per annum and mature March 2001.  Each note and accrued interest is subject to automatic conversion at the maturity date into one common share and one warrant of the Company each at 75% of the average of the closing price for 10 days prior to conversion.  The warrants are exercisable on the same basis.  As at June 30, 2003, these notes have not yet been converted and are in default.

$ 100,000	$ 100,000

(b) Convertible notes payable are unsecured, bear interest at 12.5% per annum and mature March 2001.  Each note and accrued interest is subject to automatic conversion at the maturity date into one common share and one warrant of the Company each at 75% of the average of the closing price for 10 days prior to conversion.  The warrants are exercisable on the same basis.  As at June 30, 2003, these notes have not yet been converted and are in default.

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

Note 7

Related Party Transactions – (cont’d)

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

Note 8

Common Stock

As of December 31, 2001, the aggregate number of shares of common stock that the Company had authority to issue was 50,000,000 shares at a par value of $0.001. As of December 31, 2002 and 2001, 7,024,022 and 692,500 were issued and outstanding, respectively.  On June 11, 2002, the Company effected a 1 for 10 reverse split and also increased the authorized shares from 50,000,000 shares to 100,000,000 shares.   All shares and per share amounts have been retroactively restated to reflect this 1:10 reverse split.  As of June 30, 2003, the aggregate number of shares of common stock that the Company had authority to issue was 100,000,000 shares at a par value of $0.001.  As of June 30, 2003, 1,892,578 shares were issued and outstanding.

Share Purchase Warrants

At December 31, 2002, and June 30, 2003, there were 66,667 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held at $0.75 per share.  These warrants expire in October 2005.

Common Stock Issued for Services

During the year ended December 31, 2002, the Company issued 455,800 shares of common stock for consulting services rendered valued at $110,500.  The Company issued 22,500 shares of common stock to settle debts totaling $23,294 with a company with common directors. The Company also issued 162,500 shares of common stock for services to be rendered valued at $16,250.  Subsequent to December 31, 2002, these 162,500 common shares were returned to treasury.

During the six months ended June 30, 2003, the Company issued 557,000 shares of common stock for services rendered valued at $94,000.

Note 8

Common Stock – (cont’d)

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

As of December 31, 2002, 540,000 shares of common stock have been issued at $0.10 per share under this plan leaving a balance of 460,000 shares available under the plan.  During the six months ended June 30, 2003, the Company issued 394,500 shares of common stock under the plan and recovered 162,500 shares that had been issued in October, 2002, as prepaid consulting fees.  As of June 30, 2003, there are 65,500 shares available under the plan.

Note 9

Accrued Payroll and Payroll Taxes.  During the year ended December 31, 2002, the Company accrued wages and related payroll taxes for several officers of the Company.  These accruals were made even though the Company disputed any liability.  Subsequently, each of the persons for whom such accruals were made have executed releases to the Company and the Company has reversed the accruals.  The Net Income (Loss) from Operations for the period ending December 31, 2002, have been restated to reflect the reversal of these accruals.

Note 10

Subsequent Events and Contingency

None

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following  Discussion and Analysis  should be read in  conjunction  with the financial statements and notes included in this Form 10-QSB and the Registrant's annual report on Form 10-KSB for the year ended December 31, 2002.

(a)

Plan of Operation.

As of June 30, 2003, the Company had not commenced business operations.

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

On June 30, 2003, the Company entered into an Agreement of Share Exchange and Plan of Reorganization with Envirotech Systems Worldwide, Inc., a private Arizona corporation (“Envirotech”) pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Envirotech in exchange for an equal number of shares of Common Stock of the Company (the “Envirotech Agreement”).  A total of 9,700,000 shares of the Company’s Common Stock will be issued in connection with the merger

Following completion of the merger, the Company will design, develop, manufacture and market several models of an electronic, tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit (13.5” (W) x 16” (H) x (3.5” D), eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide.

On June 11, 2002, the Company changed its name to Elution Technologies, Inc., and on June 4, 2003, it changed its name to Tankless Systems Worldwide, Inc.

As of December 31, 2002, the business office of the Company was located at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  These offices are leased by an unrelated party, subleased to Messrs. Thomas and David Kreitzer and made available by them to the Company on a month-by-month basis at no cost.  Following the merger, the Company will relocate its offices to those currently occupied by Envirotech.  The Company's fiscal year ends on December 31. At December 31, 2002, and at June 30, 2003, the Company had two part time employees (Thomas Kreitzer and David Kreitzer) both of whom served without compensation.  In addition, at December 31, 2002, it had contracts with other two other persons, both of whom have since resigned and the related contracts terminated.  Following the completion of the merger, the Company anticipates adding several full time employees in the near future in management and for administrative and technical support.

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

(b)   Liquidity and Capital Resources

As of June 30, 2003 the Company has no established source of revenue, has negative working capital of $234,074 and has accumulated losses of $1,357,945.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

ITEM 3.   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this report was prepared.  The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believes that the Company’s disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b)

On June 4, 2003, the Company filed and Amendment of Articles of Incorporation with the Secretary of State for the State of Nevada changing the name of the Company to Tankless Systems Worldwide, Inc.  The June 4, 2003 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

3.5

Certificate of Amendment of Articles of Incorporation, dated June 4, 2003, attached hereto as an Exhibit and incorporated by reference.

31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)

Reports on 8-K

1.

8-K, Reporting Changes in Registrant’s Certifying Accountant, filed March 31, 2003, and incorporated herein by reference.

2.

8-K/A, Amended Report of Changes in Registrant’s Certifying Accountant, filed April 30, 2003, and attaching a copy of letter from former accountants, which report is incorporated herein by reference.

3.

8-K/A, Amended Report of Changes in Registrant’s Certifying Accountant, filed May 5, 2003, and attaching a copy of letter from former accountants, which report is incorporated herein by reference.

4.

8-K/A, Amended Report of Changes in Registrant’s Certifying Accountant, filed May 16, 2003, and attaching a copy of letter from former accountants, which report is incorporated herein by reference.

5.

8-K/A, Amended Report of Changes in Registrant’s Certifying Accountant, filed June 16, 2003, and attaching a copy of letter from former accountants, which report is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

TANKLESS SYSTEMS WORLDWIDE, INC.

 (formerly Elution Technologies, Inc.)

Date:  August 20, 2003

By:   /s/  Thomas Kreitzer

Thomas Kreitzer,

Chief Executive Officer

and Principal Accounting Officer