Form 10QSB
period 2003-09-30
TANKLESS SYSTEMS WORLDWIDE INC
filed 2003-11-19
CIK 1095751

.U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER: 000-27549

TANKLESS SYSTEMS WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0362112 (I.R.S. Employer Identification No.)

7650 E. Evans Road, Suite C, Scottsdale, Arizona          85260

(Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number: (602) 957-8574

--------------

Elution Technologies, Inc.

2920 E. Camelback Rd., Suite 150, Phoenix, AZ   85016

(Former Name and Address)

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity.  As of November 7, 2003 –  11,284,456 shares, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

Index

Page

Number

----------

PART I

FINANCIAL INFORMATION

ITEM 1.

Financial Statements (unaudited).......................……………............................

3

Balance Sheet as of September 30, 2003 and December 31, 2002 .........................

3

Statements of Operations for the nine months ended September 30,

2003 and 2002 and cumulative from November 23, 1993 (inception)

 to September 30, 2003 ........………………………………………………………

4

Statement of Stockholders' Deficiency cumulative from

November 23, 1993 (inception) to September 30, 2003 ........…………………….

5

Statements of Cash Flow for the nine months ended

September 30, 2003 and 2002 and cumulative from

November 23, 1993 to September 30, 2003 ....................…………………………

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

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

BALANCE SHEETS

September 30, 2003 and December 31, 2002

ASSETS	September 30, 2003	December 31, 2002
	(Unaudited)
Current
Cash	$ -	$ 617
Prepaid expenses – Note 3	-	16,250
	__________	_________
	-	16,867
Property and equipment – Note 4	-	-
	__________	_________

	$ -	$ 16,867
	==========	==========
LIABILITIES
Current
Accounts payable and accrued liabilities – Note 7	$ 27,135	$ 48,782
Accrued interest payable	52,734	40,547
Due to related parties – Note 7	10,200	2,500
Convertible notes payable – Note 6	130,000	130,000
Convertible notes payable to related parties – Note 7	-	-
	220,069	221,829

STOCKHOLDERS’ DEFICIENCY
Stockholders’ deficiency
Common stock: $0.001 par value
Authorized: 100,000,000
Issued and outstanding: 2,002,578 (12/31/02: 7,024,022)	2,003	1,498
Additional paid-in capital	1,181,368	1,044,623
Deficiency accumulated during the development stage	(1,403,440)	(1,251,083)
	__________	_________
	(220,069)	(204,962)
	__________	_________
	$ 0	$ 16,867
	==========	==========

Nature and Continuance of Operations – Note 1

Commitments – Notes 5 and 6

Subsequent Events and Contingency – Notes 5, 8 and 10

SEE ACCOMPANYING NOTES.

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the nine months ended September 30, 2003, and 2002

and for the period from November 23, 1993 (Date of Inception) to September 30, 2003

(Unaudited)

			November 23, 1993
			(Date of Inception)
	September 30	September 30,	to September 30,
	2003	2002	2003

Revenue	$ -	$ 4,770	$ 4,770
	----------	---------	----------

Expenses
General and administrative – Note 7	$ 140,170	$ 218,238	$ 1,183,527
Depreciation	-	2,178	18,413
Research and development	-	-	61,434
Loss on disposal of capital assets	-	-	3,245

	140,170	220,416	1,266,619

Loss from operations	(140,170)	(215,646)	( 1,261,849
Interest expense	(12,188)	(21,696)	(141,591)
	_____________	______________	_____________
Net loss	$ (152,358)	$ (237,342)	$ ( 1,403,440
	===========	============	===========
Basic and diluted loss per share	$ (0.08)	$ (0.30)
	==========	============

Weighted average number of common shares outstanding	2,002,578	779,538
	============	============

SEE ACCOMPANYING NOTES.

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period from November 23, 1993 (Date of Inception) to September 30, 2003

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

for the period from November 23, 1993 (Date of Inception) to September 30, 2003

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

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

STATEMENT STOCKHOLDERS’ DEFICIENCY, Continued

for the period from November 23, 1993 (Date of Inception) to September 30, 2003

				Deficiency
				Accumulated
			Additional	During the
	Common Stock (Note 8)		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance, at December 31, 2002	7,024,022	$ 1,498	$ 1,044,623	$ (1,251,082)	$ (204,961)
Capital stock issued for services Rendered	667,000	667	152,833	-	153,500
Capital stock canceled – issued for prepaid consulting – Note 8	(162,500)	(162)	(16,088)		(16,250)
Capital stock canceled in connection with abandonment of business acquisition – Note 5	(5,525,944)	-	-	-	-
Net loss	-	-	-	(152,358)	(152,358)
	________	__________	__________	__________	__________

Balance, at September 30, 2003 (unaudited)	2,002,578	$ 2,003	$ 1,181,368	$ (1,403,440)	$ (220,069)
	=========	==========	==========	===========	==========

SEE ACCOMPANYING NOTES.

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2003 and 2002

and for the period from November 23, 1993 (Date of Inception) to September 30, 2003

(Unaudited)

			November 23, 1993
			(Date of Inception)
	September 30,	September 30,	to September 30,
	2003	2002	2003
Cash flows from Operating Activities
Net loss from operations	$ (152,358)	$ (243,016)	$ (1,403,440)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	2,178	18,413
Rent expense	-	-	4,500
Write-off of intangible assets	-	-	61,434
Stock issued for services rendered	153,500	84,750	641,500
Stock issued for interest due to related party	-	50,790	87,812
Loss on disposal of capital assets	-	-	3,245
Changes in non-cash working capital balances consist of:
Increase (decrease) in prepaid expenses	(378)	13,711	(378)
Increase (decrease) in accounts payable	(21,269)	2,427	27,967
Increase (decrease) in accrued interest payable	12,188	(29,095)	52,735
Increase (decrease) in due to related party	(2,300)	8,161	45,359
	__________	__________	___________
Net cash used in operating activities	(10,617)	(110,094)	(460,853)
	__________	__________	___________
Cash flows used in Investing Activities
Organizational costs	-	-	(195)
Deposits	-	-	(40,000)
Research and development	-	-	(16,920)
Purchase of property and equipment	-	-	(19,032)
	__________	__________	___________

Net cash used in Investing Activities	-	-	(76,147)
	__________	__________	___________
Cash flows from Financing Activities
Issuance of convertible debentures	-	-	130,000
Issuance of convertible notes to related parties	-	-	300,000
Issuance of common shares Short term loan Cancellation of indebtedness	- - 10,000	101,500 10,000 -	97,000 - 10,000
	__________	__________	__________

Net cash provided by financing activities	10,000	111,500	537,000
	__________	__________	___________

…/Cont’d.

SEE ACCOMPANYING NOTES.

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS, Continued

for the nine months ended September 30, 2003 and 2002

and for the period from November 23, 1993 (Date of Inception) to September 30, 2003

November 23, 1993
(Date of Inception)
	September 30,	September 30,	to September 30,
	2003	2002	2003
Net increase (decrease) in cash	(617)	1,406	-

Cash, beginning of period	617	-	-
	______________	______________	______________
Cash, end of the period	$ (0)	$ 1,406	$ -
	=============	============	============

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
	=============	============	============
Income taxes	$ -	$ -	$ -
	=============	============	============

Supplemental Schedule of Non-cash Activities:

During the nine months ended September 30, 2003, the Company:

--

Issued 667,000 shares of common stock for services rendered to various consultants at a total value of $153,500.

During the year ended December 31, 2002, the Company:

–

Issued 455,800 shares of common stock for services rendered to various consultants at a total value of $110,500.

–

Issued 162,500 shares of common stock as prepayment for consulting services totaling $16,250.  Subsequently, in 2003, these shares were returned to the Company and canceled, and the prepaid expense was reversed.

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

September 30, 2003 and 2002

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

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue, has a working capital deficiency of $220,069 and has accumulated losses of $1,413,062. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. These financial statement do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share includes the potentially dilutive effect of outstanding common stock options which are convertible into common shares.  Diluted loss per share has not been provided for September 30, 2003, and 2002 as it would be anti-dilutive.

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

Note 4

Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2003	2002
Computer equipment	$ -	$ 10,132
Automobile	-	4,386
	__________	__________
	-	14,518
Less: accumulated depreciation	-	(11,273)
	__________	__________
	$ -	$ 3,245
	=========	=========

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

By an agreement dated April 15, 2003 the Company proposed to acquire 100% of Envirotech Systems Worldwide Inc. (“Envirotech”), an Arizona corporation.   Following the due diligence permitted by the agreement, the parties cancelled that agreement and on November 4, 2003, entered into a new agreement pursuant to which  the Company proposed to acquire all of the issued and outstanding common stock of Envirotech by issuing the equivalent amount of the Company’s common stock.  On November 7, 2003, Tankless issued 8,366,778 shares of its common stock, $0.001 par value, in a one-for-one stock exchange.  Subsequently, Envirotech is a wholly-owned subsidiary of Tankless.

Note 6

Convertible Notes Payable

September 30,	September 30,
2003	2002

(a) Convertible notes payable are unsecured, bear interest at 12.5% per annum and mature March 2001.  Each note and accrued interest is subject to automatic conversion at the maturity date into one common share and one warrant of the Company each at 75% of the average of the closing price for 10 days prior to conversion.  The warrants are exercisable on the same basis.  As at September 30, 2003, these notes have not yet been converted and are in default.

$ 100,000	$ 100,000

(b) Convertible notes payable are unsecured, bear interest at 12.5% per annum and mature March 2001.  Each note and accrued interest is subject to automatic conversion at the maturity date into one common share and one warrant of the Company each at 75% of the average of the closing price for 10 days prior to conversion.  The warrants are exercisable on the same basis.  As at September 30, 2003, these notes have not yet been converted and are in default.

$ 30,000	$ 30,000
_________	________
$ 130,000	$ 130,000
========	=======

13

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

Note 8

Common Stock

As of December 31, 2001, the aggregate number of shares of common stock that the Company had authority to issue was 50,000,000 shares at a par value of $0.001. As of December 31, 2002 and 2001, 7,024,022 and 692,500 were issued and outstanding, respectively.  On June 11, 2002, the Company effected a 1 for 10 reverse split and also increased the authorized shares from 50,000,000 shares to 100,000,000 shares.   All shares and per share amounts have been retroactively restated to reflect this 1:10 reverse split.  As of September 30, 2003, the aggregate number of shares of common stock that the Company had authority to issue was 100,000,000 shares at a par value of $0.001.  As of September 30, 2003, 2,002,578 shares were issued and outstanding.

Share Purchase Warrants

At December 31, 2002, and September 30, 2003, there were 66,667 share purchase warrants outstanding entitling the holders thereof the right to purchase one common share for each warrant held at $0.75 per share.  These warrants expire in October 2005.

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

During the nine months ended September 30, 2003, the Company issued 667,000 shares of common stock for services rendered valued at $153,500.

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

As of December 31, 2002, 540,000 shares of common stock have been issued at an average of $0.24 per share under this plan leaving a balance of 460,000 shares available under the plan.  During the nine months ended September 30, 2003, the Company issued 587,000 shares of common stock under the plan and recovered 162,500 shares that had been issued in October, 2002, as prepaid consulting fees.  As of September 30, 2003, there are 35,500 shares available under the plan.

On August 19, 2003, the Company adopted an employee stock incentive plan (the “2003 Stock Incentive Plan”) setting aside 960,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered.  The proposed maximum offering price of such shares is $1.00 per share.  The plan is administered by a compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options.  On September 12, 2003, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 960,000 shares provided by this plan, at a maximum offering price of $1.00 per share.

As of September 30, 2003, 80,000 shares of common stock have been issued at $0.50 per share under this plan leaving a balance of 880,000 shares available under the plan.

Note 9

Accrued Payroll and Payroll Taxes.  During the year ended December 31, 2002, the Company accrued wages and related payroll taxes for several officers of the Company.  These accruals were made even though the Company disputed any liability.  Subsequently, each of the persons for whom such accruals were made have executed releases to the Company and the Company has reversed the accruals.  The Net Income (Loss) from Operations and the Earnings Per Share for the periods ending September 30, 2002 and December 31, 2002, have been restated to reflect the reversal of these accruals.

Note 10

Subsequent Events and Contingency

By an agreement dated April 15, 2003 the Company proposed to acquire 100% of Envirotech Systems Worldwide Inc. (“Envirotech”), an Arizona corporation.   Following the due diligence permitted by the agreement, the parties cancelled that agreement and on November 4, 2003, entered into a new agreement pursuant to which the Company proposed to acquire all of the issued and outstanding common stock of Envirotech by issuing the equivalent amount of the Company’s common stock.  On November 7, 2003, Tankless issued 8,366,378 shares of its common stock, $0.001 par value, in a one-for-one stock exchange.  Subsequently, Envirotech is a wholly-owned subsidiary of Tankless.

Subsequent to September 30, 2003, the Company has issued 915,500 shares of common stock to seven individuals pursuant to its 2002 and 2003 Stock Incentive Plans for consulting services rendered prior to that date.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following  Discussion and Analysis  should be read in  conjunction  with the financial statements and notes included in this Form 10-QSB and the Registrant's annual report on Form 10-KSB for the year ended December 31, 2002.

(a)

Plan of Operation.

As of September 30, 2003, the Company had not commenced business operations.

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

On April 15, 2003, the Company entered into an Agreement of Share Exchange and Plan of Reorganization with Envirotech Systems Worldwide, Inc., a private Arizona corporation (“Envirotech”) pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Envirotech in exchange for an equal number of shares of Common Stock of the Company (the “Envirotech Agreement”).  By an agreement dated April 15, 2003 the Company proposed to acquire 100% of Envirotech Systems Worldwide Inc. (“Envirotech”), an Arizona corporation.   Following the due diligence permitted by the agreement, the parties cancelled that agreement and on November 4, 2003, entered into a new agreement pursuant to which  the Company proposed to acquire all of the issued and outstanding common stock of Envirotech by issuing the equivalent amount of the Company’s common stock.  On November 7, 2003, Tankless issued 8,366,778 shares of its common stock, $0.001 par value, in a one-for-one stock exchange.  Subsequently, Envirotech is a wholly-owned subsidiary of Tankless.

As a result of the completion of the acquisition of Envirotech, the Company will design, develop, manufacture and market several models of an electronic, tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit (13.5” (W) x 16” (H) x (3.5” D), eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide.

On June 11, 2002, the Company changed its name to Elution Technologies, Inc., and on June 4, 2003, it changed its name to Tankless Systems Worldwide, Inc.

As of September 30, 2003, the business office of the Company was located at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  These offices are leased by an unrelated party, subleased to Messrs. Thomas and David Kreitzer and made available by them to the Company on a month-by-month basis at no cost.  Following the acquisition of Envirotech, the Company has relocated its offices to those currently occupied by Envirotech at 7650 E. Evans Rd., Suite C, Scottsdale, Az.  85260.  The Company's fiscal year ends on December 31.  At December 31, 2002, and at September 30, 2003, the Company had two part time employees (Thomas Kreitzer and David Kreitzer) both of whom served without compensation.  In addition, at December 31, 2002, it had contracts with other two other persons, both of whom have since resigned and the related contracts terminated.  Following the completion of the acquisition of Envirotech, the Company anticipates adding several full time employees in the near future in management and for administrative and technical support.

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

(b)   Liquidity and Capital Resources

As of September 30, 2003 the Company has no established source of revenue, has negative working capital of $220,069 and has accumulated losses of $1,413,062.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

PART II

ITEM 1.   LEGAL PROCEEDINGS

On March 18, 2003, the Registrant was named in a lawsuit for unpaid legal fees totaling $7,486.  The Registrant disputes this claim and expects to prevail in the matter.  The Registrant is unable to assess the Registrant’s potential liability, if any, resulting from this action.

Envirotech is a defendant in a suit alleging patent infringements in connection with its electric tankless water heater.  The Company does not believe the suit has merit and that it will either be dismissed or settled on terms favorable to Envirotech.

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

(c)

On September 18, 2003, the Company’s 2003 Stock Incentive Plan was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon.

(d)

On November 6, 2003, the agreement to acquire Envirotech (see ITEM 2(a): MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, above) was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon.

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

31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)

Reports on 8-K

1.

8-K, Report of Changes in Control of Registrant, filed November 7, 2003, which report is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

TANKLESS SYSTEMS WORLDWIDE, INC.

 (formerly Elution Technologies, Inc.)

Date:  November 18, 2003

By:   /s/  Thomas Kreitzer

Thomas Kreitzer,

Chief Executive Officer

and Principal Accounting Officer

21