Form 10QSB/A
period 2003-09-30
TANKLESS SYSTEMS WORLDWIDE INC
filed 2003-12-05
CIK 1095751

.U.S. SECURITIES AND EXCHANGE COMMISSION

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

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company as of and for the nine and three months ended September 30, 2003 and September 30, 2002 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of the interim period have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, hereunto duly authorized

TANKLESS SYSTEMS WORLDWIDE, INC.

 (formerly Elution Technologies, Inc.)

Date:  December 5, 2003

By:   /s/  Thomas Kreitzer

Thomas Kreitzer,

Chief Executive Officer

and Principal Accounting Officer

21