Form 10KSB
period 2003-12-31
TANKLESS SYSTEMS WORLDWIDE INC
filed 2004-04-22
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

              (Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

OR

[ ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES

EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM      TO

COMMISSION FILE NUMBER: 000-28083

TANKLESS SYSTEMS WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0362112 (I.R.S. Employer Identification No.)

7650 E. Evans Rd., Suite C, Scottsdale Arizona  85260

 (Address of principal executive offices) (Zip Code)

Registrant's telephone number: (480) 609-7575

Elution Technologies, Inc.

2920 E. Camelback Rd., Suite 190, Phoenix, AZ 85016

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

The Registrant had no revenues for the fiscal year ended on December 31, 2003.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2003:  Common Stock, par value $0.001 per share – 11,374,456.  As of April 14, 2004, the Registrant had 11,736,140 shares of common stock issued and outstanding.

PART I.

ITEM 1.  BUSINESS.

A.

Business Development.

Tankless Systems Worldwide, Inc., a Nevada corporation ("Company"), was originally organized on November 23, 1993 as Amexan, Inc.; the name was changed on June 1, 1998 to Nostalgia Motorcars, Inc. Prior to the name change, Amexan was an inactive company from the date of incorporation.  On June 11, 2002, the Company changed its name to Envirotech Technologies, Inc., and on June 4, 2003, it changed its name to Tankless Systems Worldwide, Inc.

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

On March 31, 2003, the Company entered into an Agreement of Share Exchange and Plan of Reorganization with Envirotech Systems Worldwide, Inc., a private Arizona corporation (“Envirotech”) pursuant to which the Company agreed to acquire all of the issued and outstanding shares of stock of Envirotech in exchange for an equal number of shares of Common Stock of the Company (the “Envirotech Agreement”).  Following the due diligence permitted by the agreement, the parties cancelled that agreement and on November 4, 2003, entered into a new agreement pursuant to which the Company proposed to acquire all of the issued and outstanding common stock of Envirotech by issuing the equivalent amount of the Company’s common stock.  As of the close of business on November 7, 2003, Tankless issued 8,366,778 shares of its common stock, $0.001 par value, in a one-for-one stock exchange.  Subsequently, Envirotech is held and operated as a wholly-owned subsidiary of Tankless.

Envirotech was organized December 9, 1998 and has a limited history of operations.  The initial period of its existence involved research and development of a line of electronic, tankless water heaters.  The first sales of its products occurred in calendar year 2000.  Audited financial statements for Envirotech at the date of acquisition, November 7, 2003, and the period then ending, indicate cumulative losses of $4,043,572, $489,658 of which is attributable to a repurchase of a distributorship in a major market where Envirotech believed the distributor was not performing well as the market would justify.

B.

Business of the Company.

As a result of the completion of the acquisition of Envirotech, the Company is in the business of designing, developing, manufacturing and marketing several models of an electronic, tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit (13.5” (W) x 16” (H) x (3.5” D), eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide.

As of December 31, 2003, the business office of the Company was located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona  85260.  These offices are leased by Envirotech pursuant to a lease agreement which expires on June 30, 2004.  Envirotech and the landlord have agreed to extend the lease for an additional one year period expiring on June 30, 2005, with an option on the part of Envirotech to extend the lease for an additional one year upon notice to landlord on or before March 31, 2005.  Prior to removal of the offices of the Company to the above location, the Company occupied space at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  These offices were leased by an unrelated party, subleased to Messrs. Thomas and David Kreitzer and made available by them to the Company on a month-by-month basis at no cost.   The Company's fiscal year ends on December 31.  At December 31, 2003, the Company had two part time employees (Thomas Kreitzer and David Kreitzer) both of whom served without compensation and Envirotech, its subsidiary, had six full-time employees.  The Company anticipates adding several full time employees in the near future in management and for administrative and technical support.

ITEM 2.  PROPERTIES.

At December 31, 2003, the Company owned no real property.  Its subsidiary, Envirotech, leases space at 7650 E. Evans Rd., Suite C., Scottsdale, Az.  85260.    This office space consists of approximately 1,464 square feet and includes both office and warehouse space.  Envirotech and the landlord have agreed to extend the lease on this space from June 30, 2004 to June 30, 2005, with an option to extend the lease for an additional one year upon notice to the landlord on or before March 1, 2005.  Envirotech maintains adequate insurance coverage on the assets of the Company at this location.

Envirotech has been granted a patent by the United States Patent Office for its Modular Tankless Electronic Water Heater (ETWH) (Patent No. US 6,389,226 B1).  The Founders of Envirotech and Steve Onder, and each of the contractors or consultants who have performed research and development services for and on behalf of Envirotech have made written assignments to Envirotech of proprietary and intellectual property rights relating to the ETWH and such research and development, and have signed non-disclosure, non-competition agreements with Envirotech.  Subsequent to December 31, 2003, the Company has formed another subsidiary company through which it plans to conduct all future research and development activities undertaken by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is a defendant in a lawsuit filed by a law firm that formerly represented the Registrant.  The suit claims legal fees owed in the amount of approximately $7,500.  The Company disputes this claim and expects to prevail in the matter.

Prior to the acquisition of Envirotech by the Company, Envirotech was the defendant in a law suit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998.  On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years.  The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein.

Envirotech is the defendant in a suit filed in the U.S. District Court, for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc.  The Company is not affiliated with Envirotech of Texas, Inc.  The suit alleges that Envirotech has infringed on the patent rights of others and seeks damages and an order to cease and desist.  Envirotech has engaged legal counsel to represent it in this matter.  Management believes the suit is without merit and that Envirotech will prevail in the matter.  Nonetheless, Envirotech must contend with the allegations and the outcome remains unknown.  The obligations of Envirotech under this Settlement Agreement remain the sole liability of Envirotech and the parent company, Tankless, has not assumed any portion of such obligations.

Subsequent to December 31, 2003, one of the Company’s subsidiaries, Envirotech Systems Worldwide, Inc., has been named in three separate law suits for unpaid legal and consulting fees totaling $268,000.  Envirotech believes it has meritorious defenses to each of these suits and has engaged legal counsel to defend it.  On April 14, 2004, Envirotech settled one of these suits claiming fees of $112,500.  In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech.  The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Registrant nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 4, 2003, the Company filed an Amendment of Articles of Incorporation of Elution Technologies, Inc., with the Secretary of State for the State of Nevada.  The June 4, 2003 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon.  The amendment changed the name of the Company to Tankless Systems Worldwide, Inc.  A copy of this Amendment was attached as an Exhibit to the Form 10-QSB filed by the Company for the period ending June 30, 2003 and is incorporated herein by this reference.

On September 18, 2003, the Company’s 2003 Stock Incentive Plan was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon.

On November 6, 2003, the agreement to acquire Envirotech (see ITEM 1.  BUSINESS.  A. Business Development, above) was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon.

On December 1, 2003, the Board of Directors approved the adoption of the 2003 Stock Incentive Plan #2 by the Company.  On January 14, 2004, this Plan was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

Market Information.

From June 15, 1998 to October 21, 1999, the Company's common stock was traded on the Over the Counter Bulletin Board.  On October 21, 1999 the shares were delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had not complied with the new eligibility rules of the Bulletin Board; that is, all companies must be reporting companies.  On January 12, 2000 the Registrant's common stock was relisted on the Bulletin Board (symbol CRRZ) after its Form 10-SB registration statement cleared comments with the Securities and Exchange Commission.  On May 5, 2001 the Company shares were again delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had failed to remain current by not filing the required Annual Report for the year ending December 31, 2000.  On September 21, 2001 the Registrant's common stock was relisted on the Bulletin Board (symbol CRRZ) after its Form 10-KSB Annual Report was filed with the Securities and Exchange Commission.  On May 26, 2002, the Company shares were again delisted to the National Quotation Bureau's "Pink Sheets" since the Registrant had failed to remain current by not filing the required Annual Report for the year ending December 31, 2002.  In September, 2002, the Registrant's common stock was relisted on the Bulletin Board (symbol ELUT) after its Form 10-KSB Annual Report and the Forms 10-QSB for the periods ending March 31, 2002, and June 30, 2002 were filed with the Securities and Exchange Commission.

The range of closing prices shown below is reported while trading on the Bulletin Board and the Pink Sheets.  During 2003 the Registrant was current and was traded on the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2003

High

 Low

Quarter Ended December 31, 2003

1.17

1.09

Quarter Ended September 30, 2003

1.65

1.40

Quarter Ended June 30, 2003

0.97

0.90

Quarter Ended March 31, 2003

0.83

0.75

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2002

High

 Low

Quarter Ended December 31, 2002

1.25

0.20

Quarter Ended September 30, 2002

1.35

0.65

Quarter Ended June 30, 2002

1.25

0.10

Quarter Ended March 31, 2002

2.10

1.05

(b)

Holders of Common Equity.

As of December 31, 2003, there were 266 shareholders of record of the Registrant’s Common Stock and there were 11, 374,456 shares of Common Stock issued and outstanding.  As of April 14, 2004, there were 278 shareholders of record of the Registrant's Common Stock and there were 11,736,140 shares of Common Stock issued and outstanding.

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

During 2003, the Registrant sold no shares for cash or other property.

ITEM 6.  PLAN OF OPERATION.

The following Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

(a)

Plan of Operation.

Prior to the acquisition of Envirotech Systems Worldwide, Inc., on November 7, 2003, the Company had not commenced business operations.  Following completion of the acquisition of Envirotech, the Company is in the business of designing, developing, manufacturing and marketing several models of an electronic, tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit (13.5” (W) x 16” (H) x (3.5” D), eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide.

(b)

Liquidity and Capital Resources

As of December 31, 2003 the Company’s only source of established revenue was from the sales of product through its subsidiary, Envirotech.  The consolidated financial statements for the Company disclosed that the Company has working capital deficiency of $1,504,730, and has accumulated losses of $1,611,696.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2003, and for the year ended December 31, 2002 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The accountants for the Registrant is the firm of Shelley International CPA, 161 East 1st Street, Suite 1, Mesa, AZ  85201 who were engaged on March, 2004.  Prior to that, the accountants for the Registrant was the firm of Amisano Hanson Chartered Accountants, 750 West Pender Street, Suite 604, Vancouver, B.C., Canada.  The decision to change accountants was made by the Board of Directors following the acquisition of Envirotech.  Shelley International CPA was the independent auditor for Envirotech and it was believed by the Board that it was in the best interest of the consolidated entity to continue with Shelley International CPA who had performed prior audits for Envirotech.

Prior to the engagement of Amisano Hanson, Chartered Accountants, the accountants for the Registrant was the firm of Merdinger, Fructer, Rosen & Company, P.C., Certified Public Accountants, 888 Seventh Avenue, New York, NY 10106.  The decision to change accountants was mandatory as Merdinger, Fruchter & Rosen P.C. has discontinued providing S.E.C. audits to all clients as of December 2002.  The auditing firm of Amisano Hanson was recommended by the Company's Board of Directors upon receipt of the resignation notice to the Registrant by Merdinger, Fruchter & Rosen.  Merdinger, Fruchter & Rosen P.C. had been the Company's independent certified accountants since approximately the year 2000.  The Company dismissed Merdinger, Fruchter & Rosen as its certified accountants on March 19, 2003.

The report of the Company's former independent certified accountants, Merdinger, Fruchter & Rosen P.C. covering the fiscal year ended December 31, 2001 and Amisano Hanson, Chartered Accountants for the fiscal year ended December 31, 2002 did not include an adverse opinion or disclaimer of opinion, and was not qualified as to the audit scope or accounting principles.

In connection with the audits of the two most recent fiscal years and during any subsequent interim period preceding the resignation of Merdinger, Fruchter & Rosen P.C. and the discontinuance of the firm of Amisano Hanson as the auditor for the Company, there did not develop any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure between such former independent certified accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent certified accountants' satisfaction.

ITEM 8A.  CONTROLS AND PROCEDURES

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

PART III.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)

Officers and Directors as of December 31, 2003, and April 21, 2004:

The names, ages, and respective positions of the directors and officers of the Company are set forth below.  As of December 31, 2003, Mr. Thomas Kreitzer has held his respective positions since June 13, 2002 and Mr. David Kreitzer has held his respective positions since July 25, 2002.  Messrs. Thomas Kreitzer and David Kreitzer will serve until the next annual meeting of the Registrant's stockholders or until their respective successors are duly elected and have qualified.  Directors will be elected for a one-year term at the annual stockholders' meeting.  Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

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

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth executive compensation for the years ending December 31, 2002 and 2002.

SUMMARY COMPENSATION TABLE

	ANNUAL COMEPNSATION				LONG TERM COMPENSATION
				Other	Restricted			All
				Annual	Stock	Options	LTIP	Other
Position	Year	Salary($)	Bonuses	Compensation	Awards($)	SARs(#)	Payouts($)	Compensation

Brad Randolph Pres/Sec	2002	$0	0	0	0	0	0	0

Thomas Kreitzer CEO, Sec	2002 2003	$0 0	0 0	0 0	0 0	0 0	0 0	0 5,550

David Kreitzer, President	2002 2003	$0 0	0 0	0 0	0 0	0 0	0 0	0 0

The Compensation paid to Thomas Kreitzer during 2003 was made as consulting fees for services rendered the Company from time to time and were approved by the Board of Directors of the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 31, 2003 (11,374,456 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) the officers and directors of the Company (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Amount of

Name and Address of

Beneficial

Percent

Title of Class

Beneficial Owner

Ownership

of Class

Common Stock

Gary Gordon

1,537,500 (1)(2)

13.52%

14950 East Mayan Drive

Fountain Hills, AZ  85268

Common Stock

Andrew Hruska

1,537,500 (1)(3)

13.52%

42866 Calle Londe

Temecula, CA  92592

Common Stock

Steve Onder

  500,000 (1)(4)

  4.40%

7944 E. Peppertree Lane

Scottsdale, AZ  85250

Common Stock

Thomas Kreitzer

     2,969

 0.00%

5101 N. 69th Place

Paradise Valley, Arizona 85253

Common Stock

David Kreitzer

    2,969

 0.00%

5101 N. 69th Place

Paradise Valley, Arizona 85253

Common Stock

All Officers and Directors

as a Group (2 persons)

    5,938

 0.00%

_______________

(1)

Restricted under Rule 144 until November 7, 2004

(2)

Includes shares owned beneficially by Gary Gordon but issued in the names of relatives:  Rosslyn Weisenberg (200,000 shares), Jack Dickerson (200,000 shares), and Barbara Contois (200,000 shares).

(3)

Includes shares beneficially owned by Andrew Hruska but issued in the name of a relative, Craig McVey (200,000 shares).

(4)

Includes shares beneficially owned by Steve Onder but issued in the name of a relative, Bradley James Onder (100,000 shares).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a)

Accrued Salaries and other Expenses to Officers and Directors:

During the year ended December 31, 2003 and 2002, the Company had incurred the following charges with directors and officers of the Company or companies with common directors:

	2003	2002
General and Administrative
Accounting	$	$ 5,000-
Consulting	5,550	24,600-
Rent		18,262-
Salaries
	_______________	______________
	$ 5,550	$ 47,862-
	============	============

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

 (b)

Accounts Payable to Related Parties

Included in accounts payable at December 31, 2003, is $Nil (2002:  $Nil) due to a director of the Company for unpaid salaries.   The amounts due to related parties are due to companies with common directors and are unsecured, non-interest bearing and have no specific terms of repayment.

 (c)

Contributions by Principal

None

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

(e)

Office Space.

As of December 31, 2003, the Company owns no real property.  The business office of the Company was located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona  85260.  These offices are leased by Envirotech pursuant to a lease agreement which expires on June 30, 2004.  Envirotech and the landlord have agreed to extend the lease for an additional one year period expiring on June 30, 2005, with an option on the part of Envirotech to extend the lease for an additional one year upon notice to landlord on or before March 31, 2005.  Prior to removal of the offices of the Company to the above location, the Company occupied space at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  These offices were leased by an unrelated party, subleased to Messrs. Thomas and David Kreitzer and made available by them to the Company on a month-by-month basis at no cost.    See "Item 2. Properties."

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Index to Financial Statements and Schedules

PAGE

Independent Auditors' Report

F-2

Balance Sheets

F-3 – F-4

Statements of Operations

F-5

Statement of Stockholders' Deficiency

F-6

Statements of Cash Flows

F-7 - F-8

Notes to Financial Statements

F-9 - F-18

(b)  Reports on Form 8-K.

(1)

Report of Changes in Control of Registrant, filed November 7, 2003, which report is incorporated herein by reference.

(2)

Notice of intent to file audited financial statements of Envirotech Systems Worldwide, Inc., as required in connection with change of control occurring November 7, 2003, which report is incorporated herein by reference.

(3)

The audited financial statements of Envirotech Systems Worldwide, Inc. for the period ended November 7, 2003 and the years ended December 31, 2002 and 2001 filed February 20, 2004, which report is incorporated herein by reference.

(4)

Form D, Rule 506 Notice regarding Registrant’s Five Hundred Thousand Dollar ($500,000.00) private placement financing to accredited investors filed on February 23, 2004, which report is incorporated herein by reference.

(c)  Exhibits included or incorporated by reference herein

Exhibit

  No.                              Description

3.1    Article of Incorporation of the Registrant (incorporated by reference to  Exhibit 3.1 of the Form 10-SB/A filed on December 8, 1999).

3.2    Certificate of Amendment of Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on December 8, 1999).

3.3    Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 of the  Form 10-SB/A filed on December 8, 1999).

3.4    Certificate of Amendment of Articles of Incorporation, dated June 11, 2002, (incorporated by reference to Exhibit 3.4 of the Form 10-KSB filed on May 15, 2003).

3.4    Certificate of Amendment of Articles of Incorporation dated June 4, 2003 (incorporated by reference to Exhibit 3.5 of the Form 10-QSB filed on August 21, 2003).

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

10.4   Agreement of Share Exchange and Plan of Reorganization, dated November 4, 2003, between Registrant and Envirotech Systems Worldwide, Inc., (incorporated by reference to Exhibit 2.1 of the Form 8K Current Report filed on November 7, 2003).

14      Tankless Systems Worldwide, Inc. Code of Ethics

23.1   Consent of Shelley International CPA, auditors

31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification Pursuant to 18 U.S.C.Section 1350

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES.

       The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended December 31, 2003 and 2002.

Fee Category	Fiscal 2003 Fees ($)	Fiscal 2002 Fees ($)
Audit Fees [1]	11,500	15,000
Audit-Related Fees [2]	0	0
Tax Fees [3]	0	0
All Other Fees [4]	0	0
Total Fees	11,500	15,000

_____________

1.

Audit Fees.     Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended December 31, 2003 and 2002, and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-QSB for those fiscal years.

2.

Audit-Related Fees.     Consists of fees billed for services rendered to Registrant for audit-related services, which generally include fees for audit and review services in connection with a proposed spin-off transaction, separate audits of employee benefit and pension plans, and ad hoc fees for consultation on financial accounting and reporting standards.

3.

Tax Fees.     Consists of fees billed for services rendered to Registrant for tax services, which generally include fees for corporate tax planning, consultation and compliance.

4.

All Other Fees.     Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended December 31, 2003 and 2002.

        None of the "audit-related," "tax" and "all other" services in 2003, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the preapproval requirements under federal securities laws and regulations.

Pre-Approval of Services of Principal Accounting Firm

        The Audit Committee's written policy is to pre-approve all audit and permissible non-audit services provided by Registrant’s principal accounting firm (independent auditor).  These services may include audit services, audit-related services, tax services and other permissible non-audit services.  Any service incorporated within the independent auditor's engagement letter, which is approved by the Audit Committee, is deemed pre-approved.  Any service identified as to type and estimated fee in the independent auditor's written annual service plan, which is approved by the Audit Committee, is deemed pre-approved up to the dollar amount provided in such annual service plan.

        During the year, the principal accounting firm may also provide additional accounting research and consultation services required by, and incident to, the audit of Registrant’s financial statements and related reporting compliance.  These additional audit-related services are pre-approved up to the amount approved in the annual service plan approved by the Audit Committee.  The Audit Committee may also pre-approve services on a case-by-case basis during the year.

        The Audit Committee's approval of proposed services and fees are noted in the meeting minutes of the Audit Committee and/or by signature of the Audit Committee on the engagement letter.  The principal accounting firm of Registrant and management are periodically requested to summarize the principal accounting firm services and fees paid to date, and management is required to report whether the principal accounting firm's services and fees have been pre-approved in accordance with the required pre-approval process of the Audit Committee.

Non-Audit Services

        The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by the Registrant’s principal accountants is compatible with maintaining auditor independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANKLESS SYSTEMS WORLDWIDE, INC.

(Formerly Elution Technologies, Inc.)

Dated: April 21, 2004

By: /s/ Thomas Kreitzer

Thomas Kreitzer

Chief Executive Officer,

Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        Signature                                                           Title                                                 Date

/s/ Thomas Kreitzer                                      Chief Executive Officer,                     April 21, 2004

Thomas Kreitzer                                              Principal Accounting Officer,

                                                                         Director

/s/ David Kreitzer                                          President and Chief Operating           April 21, 2004

David Kreitzer                                                 Officer, Director

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

REPORT AND FINANCIAL STATEMENTS

December 31, 2003

#

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Audit Committee

Tankless Systems Worldwide, Inc.

I have audited the accompanying consolidated balance sheets of Tankless Systems Worldwide, Inc. as of December 31, 2003, and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tankless Systems Worldwide, Inc., as of December 31, 2003, 2002 and the consolidated related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001 are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The Company has experienced losses since inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Shelley International CPA

Shelley International CPA

April 19, 2004

Mesa Arizona

Tankless Systems Worldwide, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2003	2002
CURRENT ASSETS
Cash	$ 412	$ 617
Accounts Receivable, Net	58,726
Inventory at Cost	98,813
Prepaid Expenses	50,660	16,250

Total Current Assets	208,611	16,867

EQUIPMENT, NET	73,327

OTHER ASSETS
Patents and Software, Net	63,463
Investment in Subsidiary	250,000
Deposits	7,514

Total Other Assets	320,977

Total Assets	$ 602,915	$ 16,867

The accompanying notes are an integral part of these statements.

Tankless Systems Worldwide, Inc.

CONSOLIDATED BALANCE SHEETS

(Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$ 673,612	$ 891,043
Accrued Interest Payable	72,708	40,547
Other Payables	46,799	12,500
Notes Payable	876,579	130,000
Customer Deposits	43,643

Total Liabilities	1,713,341	1,074,090

STOCKHOLDERS' EQUITY
Common Stock authorized is
100,000,000 shares at $0.001par value.
Issued and outstanding on December 31,
2003 is 11,374,456 shares, December 31,
2002 is 7,024,022 shares of which
5,525,944 shares were issued in
anticipation of a business acquisition
subsequently terminated and on
December 31, 2001 is 692,500 shares.	11,374	1,498

Paid in Capital	496,196	1,044,623

Retained (Loss)	(1,617,996)	(2,103,344)

Total Stockholders' Equity	(1,110,426)	(1,057,223)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$ 602,915	$ 16,867

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
INCOME
Product Sales	$ 90,893
Other Income	1,621

Total Revenue	92,514

Less Cost of Goods Sold	72,521

Gross Profit	19,993

EXPENSES
Legal and Professional	36,125
General and Administrative	279,067	$ 1,122,273	$ 67,224
Research and Development	21,378
Advertising	7,039
Loss on Sale of Assets		3,245
Depreciation	14,065	2,178	2,903
Amortization	4,265
Interest Expense	24,967	26,742	50,773

Total Expenses	386,906	1,154,438	120,900

Net (Loss) before Income Taxes	(366,913)	(1,154,438)	(120,900)

Provision for Income Taxes

NET (LOSS)	$ (366,913)	$ (1,154,438)	$ (120,900)

Basic and diluted (loss) per share	$ (0.09)	$ (0.41)	$ (0.20)

Weighted Average Number of Common
Shares Outstanding	4,152,144	2,799,364	598,356

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period December 31, 2000 to December 31, 2003

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Loss)	Equity

Balance December 31, 2000	580,000	$ 580	$ 333,920	$ (828,006)	$ (493,506)

Common Shares issued for Services	52,500	53	52,447		52,500
Contribution to Capital			24,265		24,265
Common Shares issued to retire
Convertible Note and accrued Interest	60,000	60	187,022		187,082
Net (Loss)				(120,900)	(120,900)

Balance December 31, 2001	692,500	693	597,654	(948,906)	(350,559)

Common Shares issued for cash	104,778	105	96,895		97,000
Common Shares issued for services	455,800	455	110,045		110,500
Common Shares issued for prepaid
service	162,500	163	16,087		16,250
Common Shares issued to retire
convertible note and accrued Interest	60,000	60	200,670		200,730
Common Shares issued to retire debt	22,500	22	23,272		23,294
Net (Loss)				(302,177)	(302,177)

Balance December 31, 2002	1,498,078	1,498	1,044,623	(1,251,083)	(204,962)

Common Shares cancelled for unused
prepaid service	(162,500)	(163)	(16,087)		(16,250)
Common Shares issued to retire Debt
in the amount of $27,205	49,645	50	27,815		27,865
Common Shares issued for services	1,622,855	1,623	317,572		319,195
Common Shares issued for business
acquisition including purchase of	8,366,378	8,366	241,634		250,000
(Negative) Capital			(1,125,661)		(1,125,661)
Common Stock Options issued for
services			6,300		6,300
Net (Loss)				(366,913)	(366,913)

Balance December 31, 2003	11,374,456	$11,374	$ 496,196	$ (1,617,996)	$(1,110,426)

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Operating Activities

Net (Loss)	$ (366,913)	$ (1,154,438)	$ (120,900)

Significant Non-Cash Transactions:
Shares cancelled for terminated service.	(16,250)
Common Share Options issued for service	6,300
Shares issued for business acqusition.	250,000
Shares issued for services rendered.	319,195	110,500	52,500
Shares issued to retire debt and interest.	27,865	50,730	37,082
Amortization of intangible assets.	4,265
Depreciation Expense.	14,065	2,178	2,903
Loss on disposal of capital assets.		3,245
Changes in assets and liabilities:
Inventory	(98,813)
Accounts Receivable	(58,726)
Prepaid Expense	(41,924)	13,333	(13,333)
Accrued Interest Payable	32,161	(25,032)	13,691
Accounts Payable	669,129	903,101	(2,149)
Notes Payable	746,579
Customer Deposits	43,643

Net Cash Provided by Operating Activities	1,530,576	(96,383)	(30,206)

Investing Activities

Investment in Subsidiary	(250,000)
Investment in Subsidiary	(1,125,661)
Purchase of Patents and Software	(67,728)
Purchase of Equipment	(87,392)

Net Cash (Used) by Investing Activities	(1,530,781)

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Financing Activities

Principle Received on convertible debentures			30,000
Proceeds from sale of Common Stock		97,000

Cash Provided by Financing Activities		97,000	30,000

Net Increase/(Decrease) in Cash	(205)	617	(206)

Cash, Beginning of Period	617		206

Cash, End of Period	$ 412	$ 617	$ -

Significant Non-Cash Transations:
For year ended December 31, 2003 Common Shares cancelled included 5,525,944 shares for termination of a business acqusition that included cancellation of $852,261 of accrued accounts payable; and 162,500 shares for cancelled prepaid services valued at $16,250. Common Shares issued include 8,366,378 shares for the purchase of a subsidiary in a stock exchange valued at $250,000 plus negative capital of $1,125,661;
1,622,855 shares for services rendered valued at $319,195; 49,645 shares for retirement of notes payable and accumulated interest of $27,865; and 300,000 Common Share Options valued at $6,300.
For year ended December 31, 2002 Common Shares issued include 455,800 shares for services rendered valued at $110,500; 162,500 shares for prepaid services valued at $16,250; 60,000 shares to retire a convertible note and accrued interest totalling $200,730; 5,525,944 shares for a proposed business acquisition; and 22,500 shares for $23,294 debt settlement.
For year ended December 31, 2001 Common Shares issued include 52,500 shares for services rendered valued at $52,500 and 60,000 shares to retire a convertible note and accrued interest totalling $187,082.
During 2001 Company also received a waiver of accrued compensation from a related party totalling $24,265.
Supplemental Information:
The amount of interest for 2003, 2002 and 2001 was $24,967, $26,742 and $50,773 respectively.

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

Note 1.      THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Tankless Systems Worldwide, Inc., a Nevada corporation (Company), was originally organized on November 23, 1993 as Amexan, Inc., and then on June 1, 1998 the name was changed to Nostalgia Motorcars, Inc.  On June 11, 2002, the Company changed its name to Elution Technologies, Inc., and on June 4, 2003, it changed its name to Tankless Systems Worldwide, Inc.

On June 11, 2002, the Company entered into an Agreement and Plan of Merger with Elution Technologies, Inc., a private Arizona corporation (Elution Arizona).  The Company agreed to acquire all of the issued and outstanding shares of stock of Elution Arizona in exchange for an equal number of shares of Common Stock of the Company.  The proposed merger was formally terminated on April 25, 2003 with approval of the Directors of both companies.

On November 7, 2003, the Company acquired Envirotech Systems Worldwide, Inc. (Envirotech), a private Arizona corporation, as a wholly owned subsidiary.  The acquisition was accounted for using purchase accounting.  The purchase was made in a one-for-one stock exchange of 8,366,778 shares of the Company’s common stock for all of the issued and outstanding shares of Envirotech.  For more details of this acquisition see Note 2.

Envirotech was organized December 9, 1998 and has a limited history of operations.  The initial period of its existence involved research and development of a line of electronic, tankless water heaters.  The first sales of its products occurred in calendar year 2000.

With the acquisition of Envirotech, the Company is in the business of designing, developing, manufacturing and marketing several models of an electronic, tankless water heaters.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The Company has experienced losses since inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes.  Actual results could differ from those estimates.

The accompanying balance sheets of December 31, 2003, and 2002 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001 consolidate the activity of the Company for all reported years with the activity of its subsidiary Envirotech from the date of purchase November 7, 2003, to December 31, 2003.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable, accrued liabilities, and accrued interest payable approximate their fair value due to the short-term maturity of such instruments.  The carrying value of convertible debt approximates fair value as the related interest rate is variable and approximates market rates. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Research and Development

The Company expenses product research and development costs as they are incurred.  The Company has one product with variations in capacity based on the flow of electricity.

Marketing Strategy

The Company sells directly to individuals through the Internet, through distributorships, and through high volume retailers.  The Company periodically advertises on cable television stations, trade shows and trade magazines and maintains an extensive website.

Revenue Recognition

The Company usually sells its units through credit card sales to individuals and normally does not maintain receivables.  However, the Company does sell on credit to distributors.  Credit card sales are recognized upon shipment of the product to the customer.  All shipments are FOB shipping point.  Sales to distributorships are sold FOB shipping point with 30-day terms on receivables.

Accounts Receivable

Accounts receivable is recorded when an order is received from a distributor.  An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts.  Net accounts receivable is as follows:

Accounts Receivable

$65,511

Less Allowance for Doubtful Accounts

   (6,785)

Net Accounts Receivable

$58,726

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site.  Advertising is expensed when incurred.  Advertising expense for the years ending December 31, 2003, 2002 and 2001 are $7,039, $0.00, and $0.00 respectively.

Inventory

The Company contracts with a third party to manufacture the units and is not billed for nor obligated for any work-in-process.  The Company only supplies certain parts and materials and is then billed for completed products.  Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years.  Fixed assets consist of the following:

12/31/03

12/31/02

Tooling and machinery

$71,670

Furniture and fixtures

9,342

Office equipment

_6,380

Total fixed assets

87,392

Less: Accumulated depreciation

(14,065)

Total

$73,327

$ 0.00

Patents

Patent costs include direct costs of obtaining patents.  Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years.

12/31/03

12/31/02

Patents

$4,654

Accumulated Depreciation

    (293)

Net Patents

$4,361

$ 0.00

The Company contracted with an outside software company to development the software to run its tankless water heater.  The amounts listed are the net book value at the point of purchase of Envirotech and are amortized over its estimated useful life of five years.

12/31/03

12/31/02

Water Heater Software

$63,074

Accumulated Amortization

(3,972)

Net Water Heater Software

59,102

Total Net Patents and Heater Software

$63,463

$ 0.00

Earnings per Share

The basic (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year.

The Company has no potentially dilutive securities outstanding at the end of the statement periods.  Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations.  The warrants and convertible debt are all anti-dilutive.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors.  The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory.  The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold.  The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given.  SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  The common stock paid to non-employees was valued at the value of the services rendered.

Warranty and Right of Return

Upon the sale of a system, the Company gives a 30-day money back guarantee less a 6% restocking charge.  After the 30 days the Company gives an additional five years warranty on replacement of parts.  The tank chamber is warranted not to leak for 20 years.

Note 2.

      ACQUISITION OF SUBSIDIARY

On November 7, 2003, the Company acquired Envirotech Systems Worldwide, Inc. a private Arizona corporation (Envirotech), as a wholly owned subsidiary.  The purchase was made in a one-for-one stock exchange of 8,366,778 shares of the Company’s common stock for all of the issued and outstanding shares of Envirotech.  Envirtech’s majority shareholders, as part of the purchase agreement, agreed to let Tankless shareholders control the voting of these new shares issued for three years.  Tankless also retained its management team while Envirotech’s management team was released.  This acquisition was accounted for as a purchase.

At the time of purchase the balance sheet of Envirotech was as follows:

Total Assets

$    328,900

Liabilities

1,451,561

Stockholders (Negative) Equity

(1,125,661)

Total Liabilities and Stockholders’ Equity

$    328,900

Per the purchase agreement Tankless acquired goodwill/client files valued at $250,000 and the negative equity of $1,125,661.

Note 3.

      NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

12/31/03

12/31/02

Convertible Notes, Unsecured, Matured March

2001 bear 12.5% Interest, principle and interest

convertible into one common share and one

warrant at 75% of the average closing price over

the 10-day period prior to conversion.  Warrants

are exercisable on the same basis, notes have not

been converted and are in default.

$100,000

$100,000

Convertible Note, Unsecured, Matured October

2002 bear 12.5% Interest, principle and interest

convertible into one common share and one

warrant at 75% of the average closing price over

the 10-day period prior to conversion.  Warrants

are exercisable on the same basis, notes have not

been converted and are in default.

30,000

30,000

Capital Lease Purchase Note

16% Interest, Payable Monthly

     1,097

Demand Note

No Interest, Payable Monthly

54,336

Demand Note

Per Share, 6% Interest

35,000

Demand Note with Attorneys

6% Interest, Secured by all

Assets of the Corporation

82,653

Demand Note, Repurchase Distributorship

Territory, 7% Interest

520,500

Demand Note

10% Interest, Payable Quarterly

41,113

Demand Note

10%, Interest, Payable Monthly

   11,880

_______

Total Notes Payable

$876,579

$130,000

Note 4.

      STOCKHOLDERS’ EQUITY

As of December 31, 2003, the Company has 100,000,000 shares of common stock authorized at a par value of $0.001.  On December 31, 2003 and 2002 common stock issued and outstanding were 11,374,456 and 7,024,022 shares respectively.

On December 31, 2003 there were 66,667 share purchase warrants outstanding entitling the holders the right to purchase one common share for each warrant held at $0.75 per share.  These warrants expire in October 2005.

In connection with the acquisition of Envirotech Systems Worldwide, Inc., the Company issued an Option to one of the principal shareholders of Envirotech granting that individual the right to purchase 300,000 shares of common stock of the Company at $0.55 per share.  This option expires in October 2004 and was booked at a value of $6,300 using the Black-Scholes model.

On July 25, 2002, the Company adopted an employee stock incentive plan setting aside 1,000,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered.  The proposed maximum offering price of such shares is $1.00 per share.

On October 15, 2002, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 1,000,000 shares provided by this plan, at a maximum offering price of $1.00 per share.

As of December 31, 2002, 540,000 shares of common stock have been issued at $0.10 per share under this plan leaving a balance of 460,000 shares available under the plan.  Between January 1 and November 10, 2003 the Company issued the remaining shares available under this plan to various consultants for services rendered.

On August 19, 2003, the Company adopted an employee stock incentive plan setting aside 960,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered.  The proposed maximum offering price of such shares is $1.00 per share.

On September 12, 2003, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 960,000 shares provided by this plan, at a maximum offering price of $1.00 per share.

From the date of adoption of the Plan to November 7, 2003, the Company issued all of the shares covered by this Plan.

On December 1, 2003, the Company adopted an employee stock incentive plan setting aside 165,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered.  The proposed maximum offering price of such shares is $1.00 per share.

On December 19, 2003, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 165,000 shares provided by this plan, at a maximum offering price of $1.00 per share.

At December 31, 2003, no shares had been issued under the provisions of this Plan.

Note 5.

      INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $359,909, as of 12/31/03, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,635,951.  The total valuation allowance is a comparable $359,909.

12/31/03

12/31/02

12/31/01

Deferred Tax Asset

$79,335

$253,976

$26,598

Valuation Allowance

(79,335)

(253,976)

(26,598)

Current Taxes Payable

           0.00

           0.00

           0.00

Income Tax Expense

$      0.00

$      0.00

$      0.00

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year

Amount

Expiration

2001

120,900

2021

2002

1,154,438

2022

2003

120,900

2023

Note 6.

      LEASES AND OTHER COMMITMENTS:

The office rent is month to month.  The numbers shown below assume that the Company will remain in its current office space.

Year 1

Year 2

Year 3

Year 4

Year 5

Office Lease

25,435

25,435

25,435

25,435

25,435

Note 7.

      GOING CONCERN

Listed below are some of the challenges which the Company is facing, and why these raise a question as to the Company’s ability to continue as a going concern.  Also described are management’s plans to turn the Company around.

Company’s Challenges

The Company has a substantial deficit in retained earnings from losses for the previous years.  Its subsidiary, Envirotech has not been able to generate enough sales to cover annual expenses and has survived only by raising funds.  The Company must continue to raise funds in the near future to survive. Management has been successful in the past in raising these funds.  There is no assurance that management can continue to find investors to cover the losses generated.

Management’s Plans

Management feels that the trends are encouraging because its subsidiary has increased sales each year of operation. Advertising will continue through the printed media, cable television and the Internet. As new homebuilders become aware of the product it will be included in original house plans.  Management has placed the unit in large retail stores which is driving much of the upward sales trend.

Management plans to bring to attract the right mix of professionals as consultants to assist in day-to-day operations and carry out a management transition.

Note 8.

      PENDING LITIGATION

The Company’s subsidiary Envirotech is currently a defendant in a patent infringement lawsuit.  Management feels that this action is baseless and that the Company will prevail.  No contingent liability has been recorded nor contemplated at this point.

Note  9.      THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 146-150 and their effect on the Company.

SFAS 146      Accounting for Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity.  This statement is effective after December 15, 2002.

SFAS 147      Acquisitions of Certain Financial Institutions – an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No. 9.  This statement is applicable for acquisition on or after October 1, 2002.

SFAS 148      Accounting for Stock-Based Compensation – Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149      Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150      Financial Instruments with Characteristics of both Liabilities and Equity

This statement requires that such instruments be classified as liabilities in the balance sheet.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Interpretation No. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Note 10.      SUBSEQUENT EVENTS AND CONTIGENCY

a.

Subsequent to December 31, 2003, the Company has issued all of the shares covered by the 2003 Stock Incentive Plan adopted by the Company on December 1, 2003.

b.

On January 14, 2004, the Company issued a Private Placement Memorandum offering 20 Investment Units consisting of $500,000 in Promissory Notes and 250,000 shares of common stock the proceeds of which are intended to be used for research and development and for company operations.  As of April 15, 2004, the Company has issued 159,375 common shares for $318,500 received in connection with this Offering.

c.

On February 1, 2004, the company initiated its management transition plan as a result of its acquisition of its subsidiary Envirotech.  The Company entered into several consulting agreements to assist in day-to-day operations and provide financial, management and other consulting services to the Company and its subsidiaries.  These persons will serve as part of the management team during the periods of their engagement and will perform a variety of services to include:

1.

The evaluation of potential business opportunities

2.

The business operations and management

3.

The development of business strategies

4.

Raising public and private capital

Pursuant to these agreements, the company has committed to pay consulting fees totaling $20,000 per month for a period of four months and $7,500 per month for the subsequent eight months.  In addition, the Company has agreed to issue 700,000 shares of common stock and has granted options to purchase an additional 600,000 shares at a price of $0.50 per share at any time prior to February 1, 2009.  All stock issued or to be issued is subject to the limitations imposed by Rule 144.  Management believes these individuals and entities are crucial to the future of the Company and that the consideration paid for their services is fair and reasonable.

d.

Subsequent to December 31, 2003, Envirotech Systems Worldwide, Inc., has been named in three separate law suits for unpaid legal and consulting fees totaling $268,000.  Envirotech believes it has meritorious defenses to each of these suits and has engaged legal counsel to defend it.  On April 14, 2004, Envirotech settled one of these suits claiming fees of $112,500.  In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech.  The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement.

e.

During March 2004 two Convertible Promissory Notes, dated October 2001, for an aggregate of $30,000 were converted by the investor and the Company issued 39,309 shares of common stock as full payment of $30,000 note payable and accrued interest of $9,034.  In addition, pursuant to agreement, the Company issued a warrant to the investor granting him the right to purchase up to 39,309 additional shares of common stock of the Company an exercise price of seventy-five percent (75%) of the average of the closing prices as reported by Bloomberg, L.P. for the ten (10) trading day period preceding the Exercise Date.  These warrants are scheduled to expire March 23, 2005.