Form 10QSB
period 2004-03-31
TANKLESS SYSTEMS WORLDWIDE INC
filed 2004-05-25
CIK 1095751

.U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity.  As of May 25, 2004  –  11,981,140   shares, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

Index

Page

Number

----------

PART I

FINANCIAL INFORMATION

ITEM 1.

Financial Statements (unaudited).......................……………............................

Report of Independent Registered Public Accounting Firm

3

Consolidated Balance Sheets as of March 31, 2004

and December 31, 2003 ..................................................................................

4

Consolidated Statements of Operations for the three months

ended March 31, 2004 and 2003 ……………………………………………

5

Consolidated Statements of Stockholders' Equity cumulative

From December 31, 2001 to March 31, 2004 ...……………………………

6

Consolidated Statements of Cash Flow for the three months

ended March 31, 2004 and 2003 .........……………………………………….

7

Notes to Financial Statements ..........................………………………………

8

ITEM 2.

Managements Discussion and Analysis of Financial

Condition and Results of Operations/Plan of Operation...……………………

17

ITEM 3.

Controls and Procedures ……………………………………………………..

18

PART II

OTHER INFORMATION

     ITEM 1.

Legal Proceedings.......................................………………………………….

19

     ITEM 2.

Change in Securities and Use of Proceeds................………………………...

19

     ITEM 3.

Defaults Upon Senior Securities.........................…………………………….

20

     ITEM 4.

Submission of Matters to Vote of Security Holders .................................….

20

     ITEM 5.

Other Information.......................................………………………………….

21

     ITEM 6.

Exhibits and Reports on Form 8-K........................…………………………...

21

SIGNATURES............................................................………………………………………

23

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

Tankless Systems Worldwide, Inc.

We have reviewed the accompanying consolidated interim balance sheets of Tankless Systems Worldwide, Inc., as of March 31, 2004, and December 31, 2003 and the associated consolidated statements of operations, stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and March 31, 2003.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Shelley International, CPA

Shelley International, CPA

Mesa, Arizona, U.S.A.

March 24, 2004

Tankless Syustems Worldwide, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	December 31,
	2004	2003
CURRENT ASSETS
Cash	$ 80,789	$ 412
Accounts Receivable, Net	89,190	58,726
Inventory at Cost	82,365	98,813
Prepaid Expenses	2,583	50,660

Total Current Assets	254,927	208,611

EQUIPMENT, NET	75,581	73,327

OTHER ASSETS
Patents and Software, Net	77,491	63,463
Investment in Subsidiary	250,000	250,000
Deposits	7,514	7,514

Total Other Assets	335,005	320,977

Total Assets	$ 665,513	$ 602,915

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$ 625,538	$ 673,612
Accrued Interest Payable	75,419	72,708
Other Payables	10,000	46,799
Notes Payable	1,226,065	876,579
Customer Deposits	33,819	43,643
Original Issue Discount	(55,781)

Total Liabilities	1,915,060	1,713,341

STOCKHOLDERS' EQUITY
Common Stock authorized is
100,000,000 shares at $0.001par value.
Issued and outstanding on March 31,
2004 is 11,981,140 shares and on
December 31, 2003 is 11,374,456 shares.	11,981	11,374

Paid in Capital	684,204	496,196

Retained (Loss)	(1,945,732)	(1,617,996)

Total Stockholders' Equity	(1,249,547)	(1,110,426)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$ 665,513	$ 602,915

The accompanying notes are an integral part of these statements

Tankless Syustems Worldwide, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
INCOME
Product Sales	$ 155,205
Other Income	79

Total Revenue	155,284

Less Cost of Goods Sold	100,503

Gross Profit	54,781

EXPENSES
Legal and Professional	50,262
General and Administrative	257,655	$ 14,119
Research and Development	20,500
Advertising	9,368
Depreciation	7,032
Amortization	2,133
Interest Expense	35,567	4,063

Total Expenses	382,517	18,182

Net (Loss) before Income Taxes	(327,736)	(18,182)

Provision for Income Taxes

NET (LOSS)	$ (327,736)	$ (18,182)

Basic and diluted (loss) per share	$ (0.03)	$ (0.003)

Weighted Average Number of Common
Shares Outstanding	11,743,895	7,080,666

The accompanying notes are an integral part of these statements

Tankless Syustems Worldwide, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

for the period December 31, 2001 to March 31, 2004

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Loss)	Equity

Balance December 31, 2001	692,500	693	597,654	(948,906)	(350,559)

Common Shares issued for cash	104,778	105	96,895		97,000
Common Shares issued for services	455,800	455	110,045		110,500
Common Shares issued for prepaid
service	162,500	163	16,087		16,250
Common Shares issued for proposed
business acquisition	5,525,944
Common Shares issued to retire
convertible note and accrued Interest	60,000	60	200,670		200,730
Common Shares issued to retire debt	22,500	22	23,272		23,294
Net (Loss)				(1,154,438)	(1,154,438)

Balance December 31, 2002	7,024,022	1,498	1,044,623	(2,103,344)	(1,057,223)

Common Shares cancelled and
retained earnings adjustment for
termination of business acquisition	(5,525,944)			852,261	852,261
Common Shares cancelled for unused
prepaid service	(162,500)	(163)	(16,087)		(16,250)
Common Shares issued to retire Debt
in the amount of $27,205	49,645	50	27,815		27,865
Common Shares issued for services	1,622,855	1,623	317,572		319,195
Common Shares issued for business
acquisition including purchase of	8,366,378	8,366	241,634		250,000
(Negative) Capital			(1,125,661)		(1,125,661)
Common Stock Options issued for
services			6,300		6,300
Net (Loss)				(366,913)	(366,913)

Balance December 31, 2003	11,374,456	$ 11,374	$ 496,196	$ (1,617,996)	$(1,110,426)

Common Shares issued for services	567,375	568	143,013		143,581
Common Shares issued to retire Debt
and interest of $39,034.	39,309	39	38,995		39,034
Common Stock Options issued for
services			6,000		6,000
Net (Loss)				(327,736)	(327,736)

Balance March 31, 2004	11,981,140	$ 11,981	$ 684,204	$ (1,945,732)	$ (1,249,547)

The accompanying notes are an integral part of these statements

Tankless Syustems Worldwide, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
Operating Activities

Net (Loss)	$ (328,253)	$ (18,182)

Significant Non-Cash Transactions:
Common Share Options issued for service	6,000
Shares issued for services rendered.	143,581	9,000
Shares issued to retire debt and interest.	39,034
Amortization of intangible assets.	2,133
Depreciation Expense.	7,032
Original Issue Discount	(55,781)
Changes in assets and liabilities:
Inventory	16,448
Accounts Receivable	(29,947)
Prepaid Expense	48,077	(5,378)
Accrued Interest Payable	2,711	4,063
Accounts Payable	(84,873)	2,176
Notes Payable	62,157	7,700
Customer Deposits	(9,824)

Net Cash Provided by Operating Activities	(181,505)	(621)

Investing Activities

Purchase of Patents and Software	(16,161)
Purchase of Equipment	(9,286)

Net Cash (Used) by Investing Activities	(25,447)

Financing Activities

Principle Received on convertible debentures	287,329

Cash Provided by Financing Activities	287,329

Net Increase/(Decrease) in Cash	80,377	(621)

Cash, Beginning of Period	412	617

Cash, End of Period	$ 80,789	$ (4)

Significant Non-Cash Transations:

For the three Months ended March 31, 2004 Common Shares issued included 567,375 shares for services rendered valued at $143,581; 39,309 shares to retire $39,034 debt and associated interest; and the issue of 300,000 Common Share Options, valued at $6,000.

Supplemental Information:
Interest Expenses is:	$ 35,567	$ 4,063

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and December 31,2003

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

During January 2004 the Company organized ION Tankless, Inc. an Arizona Corporation as a wholly owned subsidiary.  ION is organized to do research, development and marketing of new tankless technologies.

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

Note 1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES, Continued

The accompanying balance sheets of March 31, 2004, and December 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended March 31, 2004 and 2003 consolidate the activity of the Company for all reported periods with the activity of its subsidiary Envirotech from the date of purchase November 7, 2003, to March 31, 2004 and its subsidiary ION from inception (January 2004) to March 31, 2004.

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

Research and Development

In the past the Company expensed product research and development costs as they were incurred.  The Company had one product with variations in capacity based on the flow of electricity.  With the organization of its new subsidiary ION, the Company has capitalized research and development costs incurred in developing additional products based on new technology.

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

Accounts Receivable

$96,146

Less Allowance for Doubtful Accounts

   (6,956)

Net Accounts Receivable

$89,190

Note 1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES, Continued

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site.  Advertising is expensed when incurred.  Advertising expense for the years ending March 31, 2004 and March 31, 2003, $9,368 and $0.00 respectively.

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

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years.  Fixed assets consist of the following:

3/31/04

12/31/03

Tooling, machinery, furniture

  And fixtures

$190,645

$181,358

Less: Accumulated depreciation

(115,064)

(108,031)

Total

$75,581

$73,327

======

======

Patents

Patent and software costs include direct costs of obtaining patents.  Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

3/31/04

12/31/03

Patents and heater software

$148,434

$132,274

Accumulated Amortization

(70,943)

(68,811)

Net Patents and Heater Software

$77,491

$63,463

======

======

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

Note 1.    THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES, Continued

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

3/31/04

12/31/03

Convertible Notes, Unsecured, Matured March

2001 bear 12.5% Interest, principle and interest

convertible into one common share and one

warrant at 75% of the average closing price over

the 10-day period prior to conversion.  Warrants

are exercisable on the same basis, notes have not

been converted and are in default.

$100,000

$100,000

Convertible Note, Unsecured, Matured October

2002 bear 12.5% Interest, principle and interest

convertible into one common share and one

warrant at 75% of the average closing price over

the 10-day period prior to conversion.  Note

has been converted.

30,000

Promssory Notes, Unsecured, Mature March

2005, bear 10% Interest

318,750

Capital Lease Purchase Note

16% Interest, Payable Monthly

1,097

Demand Note

No Interest, Payable Monthly

54,336

54,336

Demand Note

Per Share, 6% Interest

35,000

35,000

Demand Note with Attorneys

6% Interest, Secured by all

Assets of Subsidiary - Envirotech

144,810

82,653

Demand Note, Repurchase Distributorship

Territory, 7% Interest

519,074

520,500

Demand Note

10% Interest, Payable Quarterly

42,215

41,113

Demand Note

10%, Interest, Payable Monthly

   11,880

_11,880

Total Notes Payable

$1,226,065

$876,579

Note 4.    STOCKHOLDERS’ EQUITY

As of March 31, 2004, the Company has 100,000,000 shares of common stock authorized at a par value of $0.001.  On March 31, 2004 and December 31, 2003 common stock issued and outstanding were 11,981,140 and 11,374,456 shares respectively.

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

A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan.

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

A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan.

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

Note 4.    STOCKHOLDERS’ EQUITY, Continued

A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan.

On December 19, 2003, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 165,000 shares provided by this plan, at a maximum offering price of $1.00 per share.

As of March 31, 2004, the Company has issued all of the shares covered by the 2003 Stock Incentive Plan adopted by the Company on December 1, 2003

The Company was initially capitalized November 30, 1993 with the issue of 500,000 shares for $5,000 afterward, 2,778,530 common shares were issued for services valued at $950,776; 231,454 common shares were issued to retire $478,005 of debt; 104,778 common shares were sold for $97,000; and 8,366,378 common shares were issued for a business acquisition valued at $250,000 plus negative capital of $1,125,661.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $359,909, as of 11/07/03, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,635,951.  The total valuation allowance is a comparable $359,909.

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

Note 8.    PENDING LITIGATION, Continued

Envirotech has also been named in two separate law suits for unpaid legal and consulting fees totaling $155,500.  Envirotech believes it has meritorious defenses to each of these suits and has engaged legal counsel to defend it.  Any settlements of these suits, will be reflected as a charge in the year of the settlement.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following  Discussion and Analysis  should be read in  conjunction  with the financial statements and notes included in this Form 10-QSB and the Registrant's annual report on Form 10-KSB for the year ended December 31, 2003.

(a)

Plan of Operation.

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

On January 14, 2004, the Company issued a Private Placement Memorandum for the sale of $500,000 in 10% senior notes due one year from date of issue and 250,000 shares of common stock.  The proceeds from this Offering, less the expense of the Offering, were intended to be used to pursue research and development of new products, proceed with marketing, manufacturing and sales of existing products through Envirotech, hire additional personnel as needed, and to establish a working capital reserve.  The Offering was successfully completed and closed on May 20, 2004.    As planned, the Company formed a new subsidiary, ION Tankless, Inc., through which it is presently conducting research and development for new products.

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

The foregoing Plan of Operation may contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates.  The words "believe," "expect," "anticipate, "intends," "forecast," "project," and similar expressions identify forward-looking statements.  These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control.  The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures and the level of expenses incurred in the Registrant's operations.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate.  The Registrant disclaims any intent or obligation to update "forward looking statements."

(b)   Liquidity and Capital Resources

As of March 31, 2004 the Company had established source of revenue from sales of water heater units.  Nonetheless, it has a negative working capital of $489,849 and has accumulated losses of $1,945,732.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Prior to the acquisition of Envirotech by the Company, Envirotech was the defendant in a law suit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998.  On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years.  The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein.  As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be filed of record so long as no default existed.  On April 14, 2004, the distributor claimed a breach and filed the Stipulated Judgment.  Management believes no default existed to warrant the filing of the judgment.

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

(a)

During the year ended December 31, 2000, the Company issued five convertible notes payable, totaling $100,000, which matured in March 2001.  These notes bear interest at the rate of 12.5% per annum.  Each note is subject to automatic conversion at the maturity date.  As of the date of this filing, the notes have not yet been converted and are in default.

(b)

During the year ended December 31, 2001, the Company issued two convertible notes payable, totaling $30,000, which matured in October 2002.  These notes bear interest at the rate of 12.5% per annum.  Each note is subject to automatic conversion at the maturity date.  These notes were in default until March 23, 2004, when they were converted into 39,309 shares of common stock in payment of principal of $30,000 and accrued interest in the amount of $9,033.99.

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

ITEM 5.   OTHER INFORMATION

(a)

Changes in Management.  From May 20, 1999, to June 13, 2002, Brad Randolph was the sole officer and director of the Company, serving as its President, Secretary and Treasurer.  On June 13, 2002, following the change of the name of the Company to Elution Technologies, Inc. (see Item 4 above), and the execution of the Agreement and Plan of Merger (see ITEM 2(a) above), Mr. Thomas Kreitzer was appointed a director of the Company to fill a newly created directorship.  On July 24, 2002, Mr. Brad Randolph resigned, leaving Mr. Thomas Kreitzer as the sole director.  On July 25, 2002, Mr. David Kreitzer was appointed a director of the Company to fill the position vacated by Mr. Randolph's resignation.  On July 25, 2002, Thomas Kreitzer was elected to the offices of Interim Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer; David Kreitzer was elected to the office of Interim Chief Operating Officer.  On August 19, 2002, Dr. Tinku Acharya was appointed a director of the Company to fill a newly created directorship and was also elected Chairman of the Board of Directors and Chief Technology Officer of the Company. On October 28, 2002, Tinku Acharya, PhD resigned as a director of the Company.  Messrs. Thomas Kreitzer and David Kreitzer will serve until the next annual meeting of the Registrant's stockholders or until their respective successors are duly elected and have qualified.  Directors will be elected for a one-year term at the annual stockholders' meeting.  Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)

Reports on 8-K

1.

8-K, Report of Changes in Control of Registrant, filed November 7, 2003, which report is incorporated herein by reference.

2.

8-K/a, Notice of intent to file audited financial statements of Envirotech Systems Worldwide, Inc., as required in connection with change of control occurring November 7, 2003, which report was filed January 21, 2004 and is incorporated herein by reference.

3.

8-K/A, The audited financial statements of Envirotech Systems Worldwide, Inc. for the period ended November 7, 2003 and the years ended December 31, 2002 and 2001 filed February 20, 2004, which report is incorporated herein by reference.

4.

8-K, giving notice that the  Registrant had sent to the Securities and  Exchange Commission its Form D, Rule 506 Notice regarding its Five Hundred Thousand Dollar ($500,000.00) private placement financing to accredited  investors dated January 14, 2004.  The investor receives a one year debenture with an interest rate of Ten percent (10%) per year, payable quarterly.  Further the investor receives One (1) share of the restricted stock of the Registrant for each Two Dollars ($2.00) of debentures purchased, which report is incorporated herein by reference.

5.

8-K/A, filed May 13, 2004, stating that as of May 12, 2004 the amount of debentures sold and paid for pursuant to the $500,000 private placement dated January 14, 2004, was the sum of Four Hundred Forty Eight Thousand Seven Hundred Fifty Dollars ($448,750.00), which report is incorporated herein by reference.

6.

8-K/A, filed May 20, 2004, stating that as of May 20, 2004 the amount of debentures sold and paid for pursuant to the $500,000 private placement dated January 14, 2004, was the sum of Five Hundred Thousand Dollars ($500,000.00) which report is incorporated herein by reference.  The Registrant has now completed the financing.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

TANKLESS SYSTEMS WORLDWIDE, INC.

 (formerly Elution Technologies, Inc.)

Date:  May 25, 2004

By:   /s/  Thomas Kreitzer

Thomas Kreitzer,

Chief Executive Officer

and Principal Accounting Officer