Form 10QSB
period 2004-06-30
TANKLESS SYSTEMS WORLDWIDE INC
filed 2004-09-01
CIK 1095751

.U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

State the number of shares outstanding of each of the issuer's classes of common equity.  As of June 30, 2004 – 12,293,432 shares, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

Index

Page

Number

----------

PART I

FINANCIAL INFORMATION

ITEM 1.

Financial Statements (unaudited).......................……………............................

Report of Independent Registered Public Accounting Firm

3

Consolidated Balance Sheets as of June 30, 2004

and December 31, 2003 ..................................................................................

4

Consolidated Statements of Operations for the six months

ended June 30, 2004 and 2003 ……………………………………………

5

Consolidated Statements of Stockholders' Equity cumulative

From December 31, 2001 to June 30, 2004 ...……………………………

6

Consolidated Statements of Cash Flow for the six months

ended June 30, 2004 and 2003 .........……………………………………….

7

Notes to Financial Statements ..........................………………………………

8

ITEM 2.

Managements Discussion and Analysis of Financial

Condition and Results of Operations/Plan of Operation...……………………

19

ITEM 3.

Controls and Procedures ……………………………………………………..

21

PART II

OTHER INFORMATION

     ITEM 1.

Legal Proceedings.......................................………………………………….

22

     ITEM 2.

Change in Securities and Use of Proceeds................………………………...

23

     ITEM 3.

Defaults Upon Senior Securities.........................…………………………….

23

     ITEM 4.

Submission of Matters to Vote of Security Holders .................................….

23

     ITEM 5.

Other Information.......................................………………………………….

23

     ITEM 6.

Exhibits and Reports on Form 8-K........................…………………………...

24

SIGNATURES............................................................………………………………………

25

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

Tankless Systems Worldwide, Inc.

We have reviewed the accompanying consolidated interim balance sheets of Tankless Systems Worldwide, Inc., as of June 30, 2004, and December 31, 2003 and the associated consolidated statements of operations, stockholders’ equity and cash flows for the three-and six month periods ended June 30, 2004 and June 30, 2003.  These interim financial statements are the responsibility of the Company’s management.

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

Shelley International, CPA

Mesa, Arizona, U.S.A.

August 31, 2004

Tankless Systems Worldwide, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

June 30,	December 31,
2004	2003
(Unaudited)
CURRENT ASSETS
Cash	$ 38,446	$ 412
Accounts Receivable, Net	72,156	58,726
Inventory at Cost	91,690	98,813
Prepaid Expenses	75,282	50,660

Total Current Assets	277,574	208,611

EQUIPMENT, NET	77,797	73,327

OTHER ASSETS
Patents and Software, Net	83,493	63,463
Investment in Subsidiary	250,000	250,000
Deposits	7,514	7,514

Total Other Assets	341,007	320,977

Total Assets	$ 696,378	$ 602,915

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$ 648,353	$ 673,612
Accrued Interest Payable	86,496	72,708
Other Payables	10,000	46,799
Notes Payable	1,457,317	876,579
Customer Deposits	19,619	43,643
Original Issue Discount	(92,750)

Total Liabilities	2,129,035	1,713,341

STOCKHOLDERS' EQUITY
Common Stock authorized is
100,000,000 shares at $0.001par value.
Issued and outstanding on June 30,
2004 is 12,293,432 shares and on
December 31, 2003 is 11,374,456 shares.	12,293	11,374

Paid in Capital	789,528	496,196

Retained (Loss)	(2,234,478)	(1,617,996)

Total Stockholders' Equity	(1,432,657)	(1,110,426)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$ 696,378	$ 602,915

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
INCOME
Product Sales	$ 61,235		$ 216,440
Other Income	80		159

Total Revenue	61,315	-	216,599	-

Less Cost of Goods Sold	46,232		146,735

Gross Profit	15,083	-	69,864	-

EXPENSES
Legal and Professional	19,384	16,479	69,646
General and Administrative	290,117	7,153	547,772	89,116
Research and Development	(19,750)		750
Advertising	924		10,292
Depreciation	-		7,032
Amortization	-		2,133
Interest Expense	13,154	4,063	48,721	8,125

Total Expenses	303,829	27,695	686,346	97,241

Net (Loss) before Income Taxes	(288,746)	(27,695)	(616,482)	(97,241)

Provision for Income Taxes

NET (LOSS)	$ (288,746)	$ (27,695)	$ (616,482)	$ (97,241)

Basic and diluted (loss) per share	$ (0.02)	$ (0.00)	$ (0.05)	$ (0.01)

Weighted Average Number of Common
Shares Outstanding	11,657,120	6,761,856	11,657,120	6,761,856

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

for the period December 31, 2001 to June 30, 2004

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Loss)	Equity

Balance December 31, 2001	692,500	$ 693	$ 597,654	$ (948,906)	$ (350,559)

Common Shares issued for cash	104,778	105	96,895		97,000
Common Shares issued for services	455,800	455	110,045		110,500
Common Shares issued for prepaid
service	162,500	163	16,087		16,250
Common Shares issued for proposed
business acquisition	5,525,944
Common Shares issued to retire
convertible note and accrued Interest	60,000	60	200,670		200,730
Common Shares issued to retire debt	22,500	22	23,272		23,294
Net (Loss)				(1,154,438)	(1,154,438)

Balance December 31, 2002	7,024,022	1,498	1,044,623	(2,103,344)	(1,057,223)

Common Shares cancelled and
retained earnings adjustment for
termination of business acquisition	(5,525,944)			852,261	852,261
Common Shares cancelled for unused
prepaid service	(162,500)	(163)	(16,087)		(16,250)
Common Shares issued to retire Debt
in the amount of $27,205	49,645	50	27,815		27,865
Common Shares issued for services	1,622,855	1,623	317,572		319,195
Common Shares issued for business
acquisition including purchase of	8,366,378	8,366	241,634		250,000
(Negative) Capital			(1,125,661)		(1,125,661)
Common Stock Options issued for
services			6,300		6,300
Net (Loss)				(366,913)	(366,913)

Balance December 31, 2003	11,374,456	11,374	496,196	(1,617,996)	(1,110,426)

Common Shares issued for services	813,000	813	231,737		232,550
Common Shares issued to retire Debt
and interest of $39,034.	39,309	39	38,995		39,034
Common Shares issued for cash	66,667	67	16,600		16,667
Common Stock Options issued for
services			6,000		6,000
Net (Loss)				(616,482)	(616,482)

Balance June 30, 2004	12,293,432	$ 12,293	$ 789,528	$ (2,234,478)	$ (1,432,657)

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2003
Operating Activities
Net (Loss)	$ (616,482)	$ (97,241)

Significant Non-Cash Transactions:
Common Share Options issued for service	6,000	94,000
Shares issued for services rendered.	232,550
Shares issued to retire debt and interest.	39,034
Amortization of intangible assets.	2,133
Depreciation Expense.	7,032
Notes Payable	30,000
Original Issue Discount	(92,750)
Changes in assets and liabilities:
Inventory	7,123
Accounts Receivable	(13,430)
Prepaid Expense	(24,622)	(5,378)
Accrued Interest Payable	13,788	8,125
Accounts Payable	(62,058)	(123)

Net Cash Provided by Operating Activities	(471,682)	(617)

Investing Activities
Purchase of Patents and Software	(11,502)
Purchase of Equipment	(22,163)

Net Cash (Used) by Investing Activities	(33,665)

Financing Activities
Proceeds Received from sale of stock	16,667
Customer Deposits	(24,024)
Principle Received on convertible debentures	550,738

Cash Provided by Financing Activities	543,381

Net Increase/(Decrease) in Cash	38,034	(617)

Cash, Beginning of Period	412	617

Cash, End of Period	$ 38,446	$ -

Significant Non-Cash Transations:

For the six Months ended June 30, 2004 Common Shares issued included 813,000 shares for services rendered valued at $232,550; 39,309 shares to retire

  $39,034 debt and associated interest; 66,667 shares for $16,667 Cash and the issued of 300,000 Common Share Options, valued at $6,000

Supplemental Information:
Interest Expense is:	$ 48,721	$ 4,063

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and December 31,2003

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

Note 1.     THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES, continued

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

The accompanying balance sheets of June 30, 2004, and December 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended June 30, 2004 and 2003 consolidate the activity of the Company for all reported periods with the activity of its subsidiary Envirotech from the date of purchase November 7, 2003, to June 30, 2004 and its subsidiary ION from inception (January 2004) to June 30, 2004.

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

Note 1.     THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES, continued

Accounts Receivable

Accounts receivable is recorded when an order is received from a distributor.  An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts.  Net accounts receivable is as follows:

Accounts Receivable

$75,311

Less Allowance for Doubtful Accounts

   (6,956)

Net Accounts Receivable

$68,355

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site.  Advertising is expensed when incurred.  Advertising expense for the six months ending June 30, 2004 and June 30, 2003, $10,292 and $0.00 respectively.

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

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years.  Fixed assets consist of the following:

6/30/04

12/31/03

Tooling, machinery, furniture

And fixtures

$192,861

$181,358

Less: Accumulated depreciation

(115,064)

(108,031)

Total

$77,797

$73,327

Patents

Patent and software costs include direct costs of obtaining patents.  Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

6/30/04

12/31/03

Patents and heater software

$154,437

$132,274

Accumulated Amortization

(70,943)

(68,811)

Net Patents and Heater Software

$83,493

$63,463

Note 1.     THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES, continued

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

6/30/04

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

30,000

Promissory Notes, Unsecured, Mature March

2005, bear 10% Interest

550,000

Capital Lease Purchase Note

16% Interest, Payable Monthly

1,097

Demand Note

No Interest, Payable Monthly

54,336

54,336

Demand Note

Per Share, 6% Interest

35,000

35,000

Demand Note with Attorneys

6% Interest, Secured by all

Assets of Subsidiary - Envirotech

144,810

82,653

Demand Note, Repurchase Distributorship

Territory, 7% Interest

519,074

520,500

Demand Note

10% Interest, Payable Quarterly

42,215

41,113

Demand Note

10%, Interest, Payable Monthly

   11,880

_11,880

Total Notes Payable

$1,457,315

$876,579

Note 4.

    STOCKHOLDERS’ EQUITY

As of June 30, 2004, the Company has 100,000,000 shares of common stock authorized at a par value of $0.001.  On June 30, 2004 and December 31, 2003 common stock issued and outstanding were 12,293,432 and 11,374,456 shares respectively.

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

Note 4.

    STOCKHOLDERS’ EQUITY, Continued

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

As of June 30, 2004, the Company has issued all of the shares covered by the 2003 Stock Incentive Plan adopted by the Company on December 1, 2003

The Company was initially capitalized November 30, 1993 with the issue of 500,000 shares for $5,000 afterward, 3,024,155 common shares were issued for services valued at $1,039,745; 231,454 common shares were issued to retire $478,005 of debt; 671,445 common shares were sold for $118,667; and 8,366,378 common shares were issued for a business acquisition valued at $250,000 plus negative capital of $1,125,661.

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

Note 5.

     INCOME TAXES, Continued:

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

Note 7.

    GOING CONCERN, Continued

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

Envirotech has also been named in two separate lawsuits for unpaid legal and consulting fees totaling $155,500.  Envirotech believes it has meritorious defenses to each of these suits and has engaged legal counsel to defend it.  Any settlements of these suits will be reflected as a charge in the year of the settlement.

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

Note  9.    THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS. Continued

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

SUBSEQUENT EVENTS

On August 6, 2004, Envirotech Systems Worldwide, Inc., a wholly-owned subsidiary of the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona.  Envirotech was acquired by the Company in November 2003 in a stock-for-stock, one-for-one transaction, and has been held and operated by the Registrant as an operating subsidiary.  With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, the Registrant has not assumed any liability for the obligations of Envirotech.  As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million.  Several creditors not related to the supply of parts or the assembly of products have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement.  The filing of the Bankruptcy Petition has stayed all creditors and suits.

Note  10.    SUBSEQUENT EVENTS, Continued

On August 13, 2004, the Company filed a verified complaint in the United States District Court in and for the District of Arizona against certain key individuals who were principles of Envirotech prior to its acquisition.   The action alleges against various defendants, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Fraud and Intentional Misrepresentation, Conspiracy to Defraud, Arizona Securities Fraud, Federal Securities Fraud, Negligent Misrepresentation, Misappropriation of Trade Secrets and Confidential Business Information, Conversion/Embezzlement, Intentional Interference with Business Relations and Prospective Economic Advantage, Unjust Enrichment, and Promissory Estoppel.  The Company is seeking relief, which includes, but is not limited to, Damages, Constructive Trust, Rescission and Injunctive Relief

On August 16, 2004, the Company began efforts to complete $500,000 private placement financing to accredited investors.  The investor receives a one-year debenture with an interest rate of 10% per year, payable, quarterly.  Additionally, the investor receives one (1) share of the Company’s restricted common stock for each Two Dollars ($2.00) of debentures purchased.  As of August 16, 2004, the amount of debentures sold and paid for is $45,000.  The Company expects to complete the financing by October 31, 2004.

The Company will use this $500,000 financing, after expenses and commissions, to complete research and development on new products and for working capital purposes.

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

On June 3 and June 15, 2004, the Company issued Private Placement Memorandums for the sale of $500,000 and $50,000, respectively, in 10% senior notes due one year from date of issue and 250,000 and 25,000 shares of common stock, respectively.  The proceeds from these Offerings, less the expense of the Offerings, are intended to be used to pursue research and development of new products, proceed with marketing, manufacturing and sales of existing products through Envirotech, hire additional personnel as needed.  The $50,000 Offering was successfully completed and closed on May 29, 2004.    The $500,000 Offering remains open and $100,000 has been raised.  Management anticipates that the $500,000 Offering will be successfully completed by September 15, 2004.

Envirotech Systems Worldwide, Inc., a wholly-owned subsidiary of the Company, has been named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc.).  The Company is not affiliated with Envirotech of Texas, Inc.  The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist.  Envirotech has engaged counsel to represent it in the matter.  Management believes the suit is without merit and that Envirotech will prevail in the matter.  Nonetheless, the Company must contend with the allegation and the outcome remains unknown.  No contingent liability has been recorded nor contemplated at this point.

Subsequent to December 31, 2003, one of the Company’s subsidiaries, Envirotech Systems Worldwide, Inc., has been named in three separate law suits for unpaid legal and consulting fees totaling $268,000.  On April 14, 2004, Envirotech settled one of these suits claiming fees of $112,500.  In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech.  In the other two suits, judgments have been granted in the aggregate amount of approximately $155,500.  The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement.

On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona.  The filing of this Petition with the Bankruptcy Court has stayed all existing litigation, judgments and efforts to collect on the judgments.  Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary.  With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, the Company has not assumed any liability for the obligations of Envirotech.  As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million.  Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement.  All claims of creditors, including the above mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, have been stayed during the pendency of the Bankruptcy proceedings.

Management of Envirotech believes that it will be able to prepare a plan of reorganization that will be acceptable to all the creditors of Envirotech.  During the pendency of the Bankruptcy proceedings, Envirotech plans to continue manufacturing and selling its popular water heater products.

The filing of the Bankruptcy Petition by Envirotech is not expected to adversely affect the ongoing operations of the Tankless or the Company’s Research and Development subsidiary, ION Tankless, Inc.

As of December 31, 2003, the business office of the Company was located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona  85260.  These offices are leased by Envirotech pursuant to an amended lease agreement which expires on June 30, 2005.  Envirotech has an optional to extend the lease an additional one year period expiring on June 30, 2006, upon notice to landlord on or before March 31, 2005.  Prior to removal of the offices of the Company to the above location, the Company occupied space at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  These offices were leased by an unrelated party, subleased to Messrs. Thomas and David Kreitzer and made available by them to the Company on a month-by-month basis at no cost.   The Company's fiscal year ends on December 31.  At December 31, 2003, the Company had two part time employees (Thomas Kreitzer and David Kreitzer) both of whom served without compensation and Envirotech, its subsidiary, had six full-time employees.  The Company anticipates adding several full time employees in the near future in management and for administrative and technical support.

The foregoing Plan of Operation may contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates.  The words "believe," "expect," "anticipate, "intends," "forecast," "project," and similar expressions identify forward-looking statements.  These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control.  The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures and the level of expenses incurred in the Registrant's operations.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate.  The Registrant disclaims any intent or obligation to update "forward looking statements."

(b)   Liquidity and Capital Resources

As of June 30, 2004 the Company had established source of revenue from sales of water heater units.  Nonetheless, it has a negative working capital of $1,432,657 and has accumulated losses of $2,234,478.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Envirotech is also the defendant in a suit filed in the U.S. District Court, for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc.  The Company is not affiliated with Envirotech of Texas, Inc.  The suit alleges that Envirotech has infringed on the patent rights of others and seeks damages and an order to cease and desist.  Envirotech has engaged legal counsel to represent it in this matter.  Management believes the suit is without merit and that Envirotech will prevail in the matter.  Nonetheless, Envirotech must contend with the allegations and the outcome remains unknown.  The obligations of Envirotech under this Settlement Agreement remain the sole liability of Envirotech and the parent company, Tankless, has not assumed any portion of such obligations.

Subsequent to December 31, 2003, one of the Company’s subsidiaries, Envirotech Systems Worldwide, Inc., has been named in three separate law suits for unpaid legal and consulting fees totaling $268,000.  Envirotech believes it has meritorious defenses to each of these suits and has engaged legal counsel to defend it.  On April 14, 2004, Envirotech settled one of these suits claiming fees of $112,500.  In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech.  The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement.  In the other two suits judgments have been granted in the aggregate amount of approximately $155,500.

On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona.  The filing of this Petition with the Bankruptcy Court has stayed all existing litigation, judgments and efforts to collect on the judgments.  Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary.  With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, the Company has not assumed any liability for the obligations of Envirotech.  As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million.  Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement.  All claims of creditors, including the above mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, have been stayed during the pendency of the Bankruptcy proceedings.

On August 13, 2004, Tankless filed a verified complaint in the United States District Court in and for the District of Arizona against Gary Bruce Gordon, Jamie L. Gordon, Steven James Onder, Carol Onder, Andrew Hruska, Roseanne Hruska, Ronald Jay Edwin, a/k/a Ryan Edelstein, Kathleen M. Edwin, and First American Stock Transfer, Inc.  Messrs. Gordon, Hruska and Onder were former officers, directors and principal shareholders of Envirotech.  The suit alleges, against various defendants, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Fraud and Intentional Misrepresentation, Conspiracy to Defraud, Arizona Securities Fraud, Federal Securities Fraud, Negligent Misrepresentation, Misappropriation of Trade Secrets and Confidential Business Information, Conversion/Embezzlement, Intentional Interference with Business Relations and Prospective Economic Advantage, Unjust Enrichment, and Promissory Estoppel.  The Company is seeking relief which includes, but is not limited to, Damages, Constructive Trust, Rescission and Injunctive Relief.  A copy of this Complaint is available upon request made to the Company.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Registrant nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

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

(a)

Exhibits

31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to U.S.C. 18 Section 1350

(b)

Reports on 8-K

1.

8-K, filed February 24, 2004, giving notice that the  Registrant had sent to the Securities and Exchange Commission its Form D, Rule 506 Notice regarding its Five Hundred Thousand Dollar ($500,000.00) private placement financing to accredited  investors dated January 14, 2004.  The investor receives a one year debenture with an interest rate of Ten percent (10%) per year, payable quarterly.  Further the investor receives One (1) share of the restricted stock of the Registrant for each Two Dollars ($2.00) of debentures purchased, which report is incorporated herein by reference.

2.

8-K/A, filed May 13, 2004, stating that as of May 12, 2004 the amount of debentures sold and paid for pursuant to the $500,000 private placement dated January 14, 2004, was the sum of Four Hundred Forty Eight Thousand Seven Hundred Fifty Dollars ($448,750.00), which report is incorporated herein by reference.

3.

8-K/A, filed May 20, 2004, stating that as of May 20, 2004 the amount of debentures sold and paid for pursuant to the $500,000 private placement dated January 14, 2004, was the sum of Five Hundred Thousand Dollars ($500,000.00) which report is incorporated herein by reference.  The Registrant has now completed the financing.

4.

8-K, filed August 17, 2004, giving notice that Registrant had sent to the Securities and Exchange Commission its Form D, Rule 506 Notice regarding its Five Hundred Thousand Dollar ($500,000.00) private placement financing to accredited investors dated June 3, 2004.  The investor receives a one year debenture with an interest rate of Ten percent (10%) per year, payable quarterly.  Further the investor receives One (1) share of the restricted stock of the Registrant for each Two Dollars ($2.00) of debentures purchased.  Registrant stated that as of the date of filing, the amount of debentures sold and paid for pursuant to this private placement was the sum of Forty Five Thousand Dollars ($45,000.00).  Registrant also gave notice that its subsidiary, Envirotech Systems Worldwide, Inc., had filed for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona, on August 6, 2004.  This report is incorporated herein by reference.

5.

8-K, filed August 25, 2004, giving notice that Registrant, on August 13, 2004, filed a verified complaint in the United States District Court in and for the District of Arizona against Gary Bruce Gordon, Steven James Onder and Andrew Hruska, three of the former officer, directors and principal shareholders of its subsidiary, Envirotech, and others.  The suit alleges, against various defendants, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Fraud and Intentional Misrepresentation, Conspiracy to Defraud, Arizona Securities Fraud, Federal Securities Fraud, Negligent Misrepresentation, Misappropriation of Trade Secrets and Confidential Business Information, Conversion/Embezzlement, Intentional Interference with Business Relations and Prospective Economic Advantage, Unjust Enrichment, and Promissory Estoppel.  The Registrant is seeking relief which includes, but is not limited to, Damages, Constructive Trust, Rescission and Injunctive Relief.  This report is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

TANKLESS SYSTEMS WORLDWIDE, INC.

 (formerly Elution Technologies, Inc.)

Date:  September 1, 2004

By:   /s/  Thomas Kreitzer

Thomas Kreitzer,

Chief Executive Officer

and Principal Accounting Officer