Form 10QSB
period 2004-09-30
TANKLESS SYSTEMS WORLDWIDE INC
filed 2004-11-22
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT  OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER: 000-27549

TANKLESS SYSTEMS WORLDWIDE, INC .

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

State the number of shares outstanding of each of the issuer's classes of common equity.  As of September 30, 2004 – 12,405,932 shares, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

Index

Page

Number

PART I    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Report of Independent Registered Public Accounting Firm

3

Consolidated Balance Sheets as of September 30, 2004

and December 31, 2003

4

Consolidated Statements of Operations for the nine months

ended September 30, 2004 and 2003

5

Consolidated Statements of Stockholders' Equity cumulative

from December 31, 2001 to September 30, 2004

6

Consolidated Statements of Cash Flows for the nine months

ended September 30, 2004 and 2003

7

Notes to Financial Statements

8

ITEM 2.   Managements Discussion and Analysis of Financial Condition

and Results of Operations/Plan of Operation

18

ITEM 3.   Controls and Procedures

20

PART II   OTHER INFORMATION

     ITEM 1.   Legal Proceedings

21

  ITEM 2.   Change in Securities and Use of Proceeds

22

     ITEM 3.   Defaults Upon Senior Securities

22

     ITEM 4.   Submission of Matters to Vote of Security Holders

22

     ITEM 5.   Other Information

22

     ITEM 6.   Exhibits

23

SIGNATURES

23

 PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

Tankless Systems Worldwide, Inc.

We have reviewed the accompanying consolidated interim balance sheets of Tankless Systems Worldwide, Inc., as of September 30, 2004, and December 31, 2003 and the associated consolidated statements of operations, stockholders’ equity and cash flows for the three and nine month periods ended September 30, 2004 and September 30, 2003.  These interim financial statements are the responsibility of the Company’s management.

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

Shelley International, CPA

Mesa, Arizona, U.S.A.

November 19, 2004

Tankless Systems Worldwide, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2004	2003
	Unaudited
CURRENT ASSETS
Cash	$ 42,698	$ 412
Accounts Receivable, Net	118,079	58,726
Inventory at Cost	89,373	98,813
Prepaid Expenses	87,097	50,660
Total Current Assets	337,247	208,611

EQUIPMENT, NET	71,461	73,327

OTHER ASSETS
Patents and Software, Net	120,829	63,463
Investment in Technonogy	250,000	250,000
Deposits	7,514	7,514
Total Other Assets	378,343	320,977

Total Assets	$ 787,051	$ 602,915

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts Payable	$ 784,817	$ 673,612
Accrued Interest Payable	84,160	72,708
Other Payables	500	46,799
Notes Payable	1,588,970	876,579
Customer Deposits	51,404	43,643
Original Issue Discount	(77,724)

Total Liabilities	2,432,127	1,713,341

STOCKHOLDERS' EQUITY
Common Stock authorized is
100,000,000 shares at $0.001par value.
Issued and outstanding on September 30,
2004 is 12,405,932 shares; December 31,
2003 is 11,374,456 shares.	12,406	11,374

Paid in Capital	838,041	496,196

Retained (Loss)	(2,495,523)	(1,617,996)
Total Stockholders' Equity	(1,645,076)	(1,110,426)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$ 787,051	$ 602,915
The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Product Sales	$ 24,485	$ -	$ 240,925	$ -
Other Income	2,123		2,282

Total Revenue	26,608	-	243,207	-

Less Cost of Goods Sold	15,610		162,345

Gross Profit	10,998	-	80,862	-

Legal and Professional	32,467		102,113
General and Administrative	149,010	51,054	699,895	140,170
Research and Development	-		750
Advertising	4,700		14,992
Depreciation	4,803		11,835
Amortization	12,939		15,072
Interest Expense	65,011	4,063	113,732	12,188

Total Expenses	268,930	55,117	958,389	152,358

	(257,932)	(55,117)	(877,527)	(152,358)

Provision for Income Taxes

	$ (257,932)	$ (55,117)	$ (877,527)	$ (152,358)

	$ (0.02)	$ (0.03)	$ (0.07)	$ (0.08)

Shares Outstanding	11,878,802	2,002,578	11,878,802	2,002,578

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

for the period December 31, 2001 to September 30, 2004

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	(Loss)	Equity

Balance December 31, 2001	692,500	$ 693	$ 597,654	$ (948,906)	$ (350,559)

Common Shares issued for cash	104,778	105	96,895		97,000
Common Shares issued for services	455,800	455	110,045		110,500
Common Shares issued for prepaid
service	162,500	163	16,087		16,250
Common Shares issued for proposed
business acquisition	5,525,944
Common Shares issued to retire
convertible note and accrued Interest	60,000	60	200,670		200,730
Common Shares issued to retire debt	22,500	22	23,272		23,294
Net (Loss)				(1,154,438)	(1,154,438)
Balance December 31, 2002	7,024,022	1,498	1,044,623	(2,103,344)	(1,057,223)

Common Shares cancelled and
retained earnings adjustment for
termination of business acquisition	(5,525,944)			852,261	852,261
Common Shares cancelled for unused
prepaid service	(162,500)	(163)	(16,087)		(16,250)
Common Shares issued to retire Debt
in the amount of $27,205	49,645	50	27,815		27,865
Common Shares issued for services	1,622,855	1,623	317,572		319,195
Common Shares issued for business
acquisition including purchase of	8,366,378	8,366	241,634		250,000
(Negative) Capital			(1,125,661)		(1,125,661)
Common Stock Options issued for
services			6,300		6,300
Net (Loss)				(366,913)	(366,913)
Balance December 31, 2003	11,374,456	11,374	496,196	(1,617,996)	(1,110,426)

Common Shares issued for services
and debt financing	925,500	926	280,250		281,176
Common Shares issued to retire Debt
and interest of $39,034.	39,309	39	38,995		39,034
Common Shares issued for cash	66,667	67	16,600		16,667
Common Stock Options issued for
services			6,000		6,000
Net (Loss)				(877,527)	(877,527)

Balance September 30, 2004	12,405,932	$ 12,406	$ 838,041	$ (2,495,523)	$ (1,645,076)

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2003
Operating Activities
Net (Loss)	$ (877,527)	$ (152,358)
Significant Non-Cash Transactions:
Common Share Options issued for service	6,000
Shares issued for services rendered.	281,176	153,500
Shares issued to retire debt and interest.	39,034
Amortization of intangible assets.	15,072
Depreciation Expense.	11,835
Notes Payable
Original Issue Discount	(77,724)
Changes in assets and liabilities:
Inventory	9,440
Accounts Receivable	(59,353)	(2,300)
Prepaid Expense	(36,437)	(378)
Accrued Interest Payable	11,452	12,188
Accounts Payable	64,906	(21,269)
Net Cash Provided by Operating Activities	(612,126)	(10,617)

Investing Activities
Purchase of Patents and Software	(72,438)
Purchase of Equipment	(9,969)
Net Cash (Used) by Investing Activities	(82,407)

Financing Activities
Proceeds Received from sale of stock	16,667
Customer Deposits	7,761
Cancellation of indebtedness		10,000
Principle Received on convertible debentures	712,391
Cash Provided by Financing Activities	736,819	10,000

Net Increase/(Decrease) in Cash	42,286	(617)

Cash, Beginning of Period	412	617

Cash, End of Period	$ 42,698	$ -

Significant Non-Cash Transactions:

For the nine Months ended September 30, 2004 Common Shares issued included 925,500 shares for services rendered valued at $281,176; 39,309 shares to retire $39,034 debt and associated interest; 66,667 shares for $16,667 Cash and the issue of 300,000 Common Share Options, valued at $6,000.

During the nine months ended September 30, 2003 issued 455,800 common shares for services valued at $153,500.
Supplemental Information:
Interest Expenses is:	$ 113,732	$ 12,188

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and December 31,2003

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

The accompanying balance sheets of September 30, 2004, and December 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended September 30, 2004 and 2003 consolidate the activity of the Company for all reported periods with the activity of its subsidiary Envirotech from the date of purchase, November 7, 2003, to September 30, 2004 and its subsidiary ION from inception (January 2004) to September 30, 2004.

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

Accounts Receivable

$63,490

Employee Advances

91,402

Less Allowance for Doubtful Accounts

   (6,956)

Net Accounts Receivable

$118,079

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site.  Advertising is expensed when incurred.  Advertising expense for the nine months ending September 30, 2004 and September 30, 2003, $10,471 and $0.00 respectively.

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

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years.  Fixed assets consist of the following:

9/30/04

12/31/03

Tooling, machinery, furniture

  and fixtures

$192,861

$181,358

Less: Accumulated depreciation

(121,400)

(108,031)

Total

$71,461

$73,327

Patents

Patent and software costs include direct costs of obtaining patents.  Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

9/30/04

12/31/03

Patents and heater software

$204,712

$132,274

Accumulated Amortization

(83,882)

(68,811)

Net Patents and Heater Software

$120,830

$63,463

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

Liabilities

1,451,561

Stockholders’ (Negative) Equity

(1,125,661)

Total Liabilities and Stockholders’ Equity

$    328,900

Per the purchase agreement Tankless acquired goodwill/client files valued at $250,000 and the negative equity of $1,125,661.

Note 3.

 NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

9/30/04

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

30,000

Promissory Notes, Unsecured, Mature March

2005, bear 10% Interest

550,000

Capital Lease Purchase Note

16% Interest, Payable Monthly

1,097

9/30/04

12/31/03

Demand Note

No Interest, Payable Monthly

54,336

54,336

Demand Note

Per Share, 6% Interest

35,000

35,000

Demand Note with Attorneys

6% Interest, Secured by all

Assets of Subsidiary - Envirotech

144,810

82,653

Demand Note, Repurchase Distributorship

Territory, 7% Interest

519,074

520,500

Demand Note

10% Interest, Payable Quarterly

42,215

41,113

Demand Note

10% Interest, Payable Monthly

131,655

Demand Note

10% Interest, Payable Monthly

   11,880

_11,880

Total Notes Payable

$1,588,970

$876,579

Note 4.

STOCKHOLDERS’ EQUITY

As of September 30, 2004, the Company has 100,000,000 shares of common stock authorized at a par value of $0.001.  On September 30, 2004 and December 31, 2003 common stock issued and outstanding were 12,405,932 and 11,374,456 shares respectively.

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

As of September 30, 2004, the Company has issued all of the shares covered by the 2003 Stock Incentive Plan adopted by the Company on December 1, 2003

The Company was initially capitalized November 30, 1993 with the issue of 500,000 shares for $5,000 afterward, 3,136,655 common shares were issued for services valued at $1,88,371; 231,454 common shares were issued to retire $478,005 of debt; 671,445 common shares were sold for $118,667; and 8,366,378 common shares were issued for a business acquisition valued at $250,000 plus negative capital of $1,125,661.

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

$25,435

$25,435

$25,435

$25,435

$25,435

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

On June 3 and June 15, 2004, the Company issued Private Placement Memorandums for the sale of $500,000 and $50,000, respectively, in 10% senior notes due one year from date of issue and 250,000 and 25,000 shares of common stock, respectively.  The proceeds from these Offerings, less the expense of the Offerings, are intended to be used to pursue research and development of new products, proceed with marketing, manufacturing and sales of existing products through Envirotech, hire additional personnel as needed.  The $50,000 Offering was successfully completed and closed on May 29, 2004.    The $500,000 Offering remains open and $300,000 has been raised.  Management anticipates that the $500,000 Offering will be successfully completed by December 15, 2004.

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

As of December 31, 2003, the business office of the Company was located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona  85260.  These offices are leased by Envirotech pursuant to an amended lease agreement which expires on June 30, 2005.  Envirotech has an optional to extend the lease an additional one year period expiring on June 30, 2006, upon notice to landlord on or before March 31, 2005.  Prior to removal of the offices of the Company to the above location, the Company occupied space at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  These offices were leased by an unrelated party, subleased to Messrs. Thomas and David Kreitzer and made available by them to the Company on a month-by-month basis at no cost.   The Company's fiscal year ends on December 31.  At September 30, 2004, the Company had two part time employees (Thomas Kreitzer and David Kreitzer) both of whom served at nominal compensation and Envirotech, its subsidiary, had six full-time employees.  The Company anticipates adding several full time employees in the near future in management and for administrative and technical support.

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

(b)   Liquidity and Capital Resources

As of September 30, 2004 the Company had established source of revenue from sales of water heater units.  Nonetheless, it has a negative working capital of $2,094,880 and has accumulated losses of $2,495,523.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Envirotech Systems Worldwide, Inc. (“Envirotech”), is a wholly-owned subsidiary of the Company.  Prior to the acquisition of Envirotech, by the Company, Envirotech was the defendant in a law suit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998.  On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years.  The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein.  As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be filed of record so long as no default existed.  On April 14, 2004, the distributor claimed a breach and filed the Stipulated Judgment.  Management believes no default existed to warrant the filing of the judgment.

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

Subsequent to December 31, 2003, Envirotech has been named in three separate law suits for unpaid legal and consulting fees totaling $268,000.  Envirotech believes it has meritorious defenses to each of these suits and has engaged legal counsel to defend it.  On April 14, 2004, Envirotech settled one of these suits claiming fees of $112,500. In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech.  The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement.  In the other two suits judgments have been granted in the aggregate amount of approximately $155,500, both of which have been stayed by the bankruptcy filing discussed in the next paragraph.

On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona.  The filing of this Petition with the Bankruptcy Court has stayed all existing litigation, judgments and efforts to collect on the judgments.  Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary.  With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, the Company has not assumed any liability for the obligations of Envirotech.  As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million.  Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement.  All claims of creditors, including the above mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, have been stayed during the pendency of the Bankruptcy proceedings.  Envirotech is in the process of preparing a Plan of Reorganization and Disclosure Statement, both of which it expects to file within the prescribed time period.

On August 13, 2004, Tankless filed a verified complaint in the United States District Court in and for the District of Arizona against Gary Bruce Gordon, Jamie L. Gordon, Steven James Onder, Carol Onder, Andrew Hruska, Roseanne Hruska, Ronald Jay Edwin, a/k/a Ryan Edelstein, Kathleen M. Edwin, and First American Stock Transfer, Inc.  Messrs. Gordon, Hruska and Onder were former officers, directors and principal shareholders of Envirotech.  The suit alleged, against various defendants, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Fraud and Intentional Misrepresentation, Conspiracy to Defraud, Arizona Securities Fraud, Federal Securities Fraud, Negligent Misrepresentation, Misappropriation of Trade Secrets and Confidential Business Information, Conversion/Embezzlement, Intentional Interference with Business Relations and Prospective Economic Advantage, Unjust Enrichment, and Promissory Estoppel.  The Company is seeking relief which includes, but is not limited to, Damages, Constructive Trust, Rescission and Injunctive Relief.  A copy of this Complaint is available upon request made to the Company.  Subsequently, the suit has been voluntarily dismissed by the Company to facilitate settlement negotiations with each of the defendant parties.  A settlement has been signed with Ronald J. Edwin and Kathleen M. Edwin the terms of which include, among other things, a permanent injunction against Mr. Edwin for the actions alleged.  Settlements are anticipated with each of the remaining defendants but in the event such settlements cannot be reached, the Company intends to refile the suit in the Superior Court of Maricopa County, Arizona.

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

Date:  November 22, 2004

By:    /s/  Thomas Kreitzer

Thomas Kreitzer,

Chief Executive Officer

and Principal Accounting Officer