Form 10KSB
period 2004-12-31
TANKLESS SYSTEMS WORLDWIDE INC
filed 2005-05-02
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

              (Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

OR

[ ]      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES

EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM ____  TO _____

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

The Registrant had revenues for the fiscal year ended on December 31, 2004 in the amount of $ 262,121.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 29, 2005: Common Stock, par value $0.001 per share – $10,083,663.  As of April 29, 2005, the Registrant had 13,267,977 shares of common stock issued and outstanding.

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

In 2002, Envirotech was named as a defendant in a patent infringement suit alleging that Envirotech’s product infringed upon a patent owned by David Seitz and Microtherm, Inc.  Mr. Seitz and Microtherm filed the suit in the United Stated District Court for the Southern District of Texas, Houston Division.  Envirotech’s counsel withdrew and due to a lack of funds, Envirotech was unable to obtain new counsel.  The Court ordered Envirotech to appear with new counsel by August 9, 2004 or default would be entered against it.  In order to avoid an entry of default, which would have found that Envirotech’s product infringed upon the patent of Mr. Seitz and Microtherm, Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on August 6, 2004.

The filing of the petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on judgments entered against Envirotech.  With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, the Company did not assume any liability for the obligations of Envirotech.  As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million.  During the pendency of the bankruptcy proceedings, Envirotech continued manufacturing and selling its water heater products.  Subsequently, in the first quarter of 2005, due to the lack of working capital and other factors, Envirotech has ceased production of its products.  The filing of the bankruptcy petition by Envirotech did not adversely affect the ongoing operations of the Company or its research and development subsidiary, ION Tankless, Inc.

During 2004, the Company sold $1,075,000 principal amount of 10% senior notes due one year from date of issue and 537,500 shares of common stock in private placements.  We used the net proceeds from the offerings to pursue research and development of new produces, proceed with marketing, manufacturing and sales of existing products through Envirotech; hire additional personnel and engage consultants as needed; and for general working capital purposes.  As planned, we formed a new subsidiary, ION Tankless, Inc., in January 2004, through which we are presently conducting research and development for new products.

B.

Business of the Company.

As a result of the completion of the acquisition of Envirotech and the formation of ION Tankless, Inc., both wholly-owned subsidiaries of the Company, the Company is in the business of designing, developing, manufacturing and marketing several models of an electronic, tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit (13.5” (W) x 16” (H) x (3.5” D), eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide.

As of December 31, 2004, the business office of the Company was located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona  85260.  These offices are leased by Envirotech pursuant to a lease agreement which expires on June 30, 2005.  In April, 2005, Envirotech and the landlord have agreed to extend the lease for an additional one year period expiring on June 30, 2006.  Prior to removal of the offices of the Company to the above location, the Company occupied space at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  These offices were leased by an unrelated party, subleased to Messrs. Thomas and David Kreitzer and made available by them to the Company on a month-by-month basis at no cost.   The Company's fiscal year ends on December 31.  At December 31, 2004, the Company had two part time employees (Thomas Kreitzer and David Kreitzer) both of whom served without compensation and Envirotech, its subsidiary, had six full-time employees.  The Company anticipates adding several full time employees in the near future in management and for administrative and technical support.

ITEM 2.  PROPERTIES.

At December 31, 2004, the Company owned no real property.  Its subsidiary, Envirotech, leases space at 7650 E. Evans Rd., Suite C., Scottsdale, Az.  85260.    This office space consists of approximately 1,464 square feet and includes both office and warehouse space.  Envirotech and the landlord have agreed to extend the lease on this space from June 30, 2005 to June 30, 2006.  Envirotech maintains adequate insurance coverage on the assets of the Company at this location.

Envirotech has been granted a patent by the United States Patent Office for its Modular Tankless Electronic Water Heater (ETWH) (Patent No. US 6,389,226 B1).  The Founders of Envirotech and Steve Onder, and each of the contractors or consultants who have performed research and development services for and on behalf of Envirotech have made written assignments to Envirotech of proprietary and intellectual property rights relating to the ETWH and such research and development, and have signed non-disclosure, non-competition agreements with Envirotech.  In January 2004, the Company formed another subsidiary company, ION Tankless, Inc., through which it now conducts all research and development activities undertaken by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is a defendant in a lawsuit filed by a law firm that formerly represented the Registrant.  The suit claims legal fees owed in the amount of approximately $7,500.  The Company disputes this claim and expects to prevail in the matter.

Envirotech Systems Worldwide, Inc. (“Envirotech”), is a wholly-owned subsidiary of the Company.  Prior to the acquisition of Envirotech, by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998.  On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years.  The obligations under this Settlement

Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on such assets granted to the law firm of Jennings, Strouss & Salmon in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees.  As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be filed of record so long as no default existed.  On April 14, 2004, the distributor claimed a breach and filed the Stipulated Judgment.  Management believes no default existed to warrant the filing of the judgment.  Nonetheless, the filing of that judgment was a material consideration to the filing of the Chapter 11 Bankruptcy Petition discussed below.

Envirotech is also the defendant in a suit filed in 2002 in the U.S. District Court, for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc.  The Company is not affiliated with Envirotech of Texas, Inc.  The suit alleges that Envirotech has infringed on the patent rights of others and seeks damages and an order to cease and desist.  Envirotech engaged legal counsel to represent it in this matter.  Management believes the suit is without merit and that Envirotech will prevail in the matter.  In 2004 Envirotech’s counsel withdrew and due to a lack of funds, Envirotech was unable to obtain new counsel.  The Court ordered Envirotech to appear with new counsel by August 9, 2004 or default would be entered against it.  In order to avoid an entry of default, which would have found that Envirotech’s product infringed upon the patent of Mr. Seitz and Microtherm, Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on August 6, 2004.  The obligations of Envirotech under this Settlement Agreement remain the sole liability of Envirotech and the parent company, Tankless, has not assumed any portion of such obligations.  The filing of the petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on judgments entered against Envirotech.

In 2004 Envirotech was named in three separate lawsuits for unpaid legal and consulting fees totaling $268,000.  Envirotech believed it had meritorious defenses to each of these suits.  On April 14, 2004, Envirotech settled one of these suits, considering it a nuisance claim.  In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech.  In the other two suits Envirotech elected not to spend funds to defend the action and judgments were granted in the aggregate amount of approximately $155,500.  These judgments have been stayed through Bankruptcy Petition.

On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona.  The filing of this Petition with the Bankruptcy Court has stayed all existing litigation, judgments and efforts to collect on the judgments.  Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, the Company has not assumed any liability for the obligations of Envirotech.  As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million.  Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement.  All claims of creditors, including the above mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, have been stayed during the pendency of the Bankruptcy proceedings.  Envirotech filed a Plan of Reorganization and Disclosure Statement in December 2003 and the outcome of that plan is inconclusive as of the date of this filing.  The Plan did not receive the required creditor approval and further hearings have been scheduled to address the matter.

On August 13, 2004, Tankless filed a verified complaint in the United States District Court in and for the District of Arizona against three former officers, directors and principal shareholders of Envirotech, and Ronald Jay Edwin, a/k/a Ryan Edelstein, and others.  The suit alleged, against various defendants, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Fraud and Intentional Misrepresentation, Conspiracy to Defraud, Arizona Securities Fraud, Federal Securities Fraud, Negligent Misrepresentation, Misappropriation of Trade Secrets and Confidential Business Information, Conversion/Embezzlement, Intentional Interference with Business Relations and Prospective Economic

Advantage, Unjust Enrichment, and Promissory Estoppel.  The Company sought various forms of relief including, but not limited to, Damages, Constructive Trust, Rescission and Injunctive Relief.  A copy of this Complaint is available upon request made to the Company.  Subsequently, the suit was voluntarily dismissed by the Company to facilitate settlement negotiations with each of the defendant parties.  A settlement has been signed with Ronald J. Edwin the terms of which include, among other things, a permanent injunction against Mr. Edwin for the actions alleged.  Settlements with each of the remaining defendants were achieved in the fourth quarter of 2004, resulting in the return and cancellation of 2,075,000 shares of common stock of the Company that had been issued in connection with the acquisition of Envirotech.  In addition, all three defendants entered into non-compete agreements with the Company and agreed to various other terms sought by the Company.  In connection with one of the settlements where the defendant returned a substantial block of his shares, the defendant was granted an option by the Company to acquire up to 100,000 shares of common stock at a price of $0.55, for a period of one year.  The option expires December 31, 2005.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Registrant nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 11, 2002, the Company filed an Amendment of Articles of Incorporation of Nostalgia Motorcars, Inc., with the Secretary of State for the State of Nevada.  The number of shares of the Company outstanding and entitled to vote on an amendment to the Articles of Incorporation was 7,945,000.  The June 11, 2002 amendment was consented to and approved by a majority vote of the stockholders holding a majority of the stock entitled to vote thereon.  The amendment effected the following changes to the Company’s Articles of Incorporation:  (1) changed the name of the Company to Elution Technologies, Inc., (2) reclassified the shares of the Company to provide that each share outstanding was changed into a one-tenth (1/10th) of a share, effecting a 1:10 rollback of the number of shares of Common Stock issued and outstanding, and (3) increased the total number of shares which the Company was authorized to issue from 50,000,000 to 100,000,000.  A copy of this Amendment was attached as an Exhibit to the Form 10-QSB filed by the Company for the period ending June 30, 2002 and is incorporated herein by this reference.

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

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

Market Information.

From June 15, 1998 the Company's common stock was traded on the Over the Counter Bulletin Board (symbol CRRZ).  On three separate occasions, October 21, 1999, May 5, 2001, and May 26, 2002, quotation of the shares of the Company was temporarily suspended on the Over the Counter Bulletin Board and its shares were listed on the National Quotation Bureau's "Pink Sheets" since the Registrant had not complied with the new eligibility rules of the Bulletin Board requiring that all companies be reporting companies, or had not timely filed its Annual Report with the Securities and Exchange Commission.  In each instance, the quotation of the shares of the Company on the Bulletin Board was reinstated after compliance.  In September 2002, the Registrant's common stock was listed on the Bulletin Board under the symbol ELUT, and in June 2003 its symbol was changed again to TSYW as a result of the change of the name of the Company.

The range of closing prices shown below is reported while trading on the Bulletin Board.  During 2004 the Registrant was current and was traded on the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2004

High

Low

Quarter Ended December 31, 2004

0.91

0.88

Quarter Ended September 30, 2004

0.73

0.73

Quarter Ended June 30, 2004

0.80

0.65

Quarter Ended March 31, 2004

1.05

1.20

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2003

High

Low

Quarter Ended December 31, 2003

1.17

1.09

Quarter Ended September 30, 2003

1.65

1.40

Quarter Ended June 30, 2003

0.97

0.90

Quarter Ended March 31, 2003

0.83

0.75

 (b)

Holders of Common Equity.

As of December 31, 2004, there were not less than 248 shareholders of record of the Registrant’s Common Stock and there were 13,125,977 shares of Common Stock issued and outstanding.  As of April 29, 2005, there were a minimum of 338 shareholders of record of the Registrant's Common Stock and there were 13,267,977 shares of Common Stock issued and outstanding.

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

(d)

Securities Authorized for Issuance Under Equity Compensation Plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	700,000	$0.51	-0-

Total	700,000 300,000	$0.51	-0- -0-

The Company has granted options to various consultants to purchase 600,000 shares of common stock at an exercise price of $0.50 per share.  The option may be exercised, in whole or in part, at any time within a five-year period beginning February 11, 2004 and ending February 11, 2009.  The options are fully exercisable as of the grant date, February 11, 2004, and require that the exercise price be paid in cash.  The number of shares purchasable upon exercise of the option are subject to certain adjustments, and in certain circumstances the price per share may also be adjusted.  The grantees have unlimited piggy-back registration rights to have shares purchased pursuant to the option included in any registration statement filed by the Company

In connection with the settlement of claims asserted against one of the principal officers and directors of Envirotech, the Company and granted  a one-year option to purchase up to 100,000 shares of common stock of the Company at a price of $0.50 per share.  The option does not grant any registration rights to the grantee and there are no provisions for adjustments either in number of shares or price.  This option will expire on December 31, 2005.

(e)

Equity Securities Sold Without Registration.

For the year ended December 31, 2004, the Company sold $1,075,000 principal amount of 10% senior notes due one year from date of issue and 537,500 unregistered common shares of common stock in private placements.  The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.  In addition, in 2004 the Company issued 172,354 unregistered shares to retire $90, 911 in debt and associated interest; 66,667 shares for $16,667; and 2,945,000 shares for services rendered and prepaid services to consultants and employees valued at $258,830.  The Company also granted options to purchase 700,000 common shares at an average price of $0.51, valued at $6,000.  All shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.

For the year ended December 31, 2003, issued unregistered Common Shares included 8,366,378 shares for the purchase of a subsidiary, Envirotech, in a stock exchange valued at $250,000 plus negative capital of $1,125,661; 142,855 shares for services rendered valued at $7,945; 49,645 shares for retirement of notes payable and accumulated interest of $27,865.  The Company also issued warrants entitling the holders the right to purchase up to 66,667 common share at $0.75 per share.  These warrants were scheduled to expire in October 2005, and were exercised in 2004.  In connection with the acquisition of Envirotech Systems Worldwide, Inc., the Company issued an Option to one of the principal shareholders of Envirotech granting that individual the right to purchase 300,000 shares of common stock of the Company at $0.55 per share.  This option was booked at a value of $6,300 using the Black-

Scholes model.  No shares were issued pursuant to the option and it expired in October 2004.  Common Shares cancelled included 5,525,944 shares for termination of a business acquisition that included cancellation of $852,261 in accrued accounts payable, and the cancellation of 162,500 shares issued in 2002 for prepaid services valued at $16,250.

For the year ended December 31, 2002, unregistered Common Shares issued included 78,300 shares for services rendered valued at $54,570; 104,778 shares for $97,000 in private placements; 60,000 shares to retire a convertible note and accrued interest totaling $200,730; 22,500 shares for $23,294 debt settlement; and 5,525,944 shares for a proposed business acquisition which were returned to the Company and cancelled in 2003 when the transaction was abandoned.

ITEM 6.  PLAN OF OPERATION.

The following Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

(a)

Plan of Operation.

Prior to the acquisition of Envirotech Systems Worldwide, Inc., on November 7, 2003, the Company had not commenced business operations.  Following completion of the acquisition of Envirotech and the formation of another subsidiary, ION Tankless, Inc., the Company is in the business of designing, developing, manufacturing and marketing several models of an electronic, tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit (13.5” (W) x 16” (H) x (3.5” D), eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls. It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide.

(b)

Liquidity and Capital Resources

As of December 31, 2004 the Company’s only source of established revenue was from the sales of product through its subsidiary, Envirotech.  The consolidated financial statements for the Company disclosed that the Company has working capital deficiency of $2,659,473, and has accumulated losses of $3,319,173.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2004, and for the year ended December 31, 2003 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The accountants for the Registrant is the firm of Shelley International CPA, 161 East 1st Street, Suite 1, Mesa, AZ  85201 who were engaged on March, 2004.  Prior to that, the accountants for the Registrant was the firm of Amisano Hanson Chartered Accountants, 750 West Pender Street, Suite 604, Vancouver, B.C., Canada, who were engaged by the Company in March, 2003.  The decision to change accountants was made by the Board of Directors following the acquisition of Envirotech.  Shelley International CPA was the independent auditor for Envirotech and it was believed by the Board that it was in the best interest of the consolidated entity to continue with Shelley International CPA who had performed prior audits for Envirotech.

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

PART III.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)

Officers and Directors as of December 31, 2004:

The names, ages, and respective positions of the directors and officers of the Company are set forth below. As of December 31, 2004, Mr. Thomas Kreitzer has held his respective positions since June 13, 2002 and Mr. David Kreitzer has held his respective positions since July 25, 2002.  Messrs. Thomas Kreitzer and David Kreitzer will serve until the next annual meeting of the Registrant's stockholders or until their respective successors are duly elected and have qualified.  Directors will be elected for a one-year term at the annual stockholders' meeting.  Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

Thomas Kreitzer, Interim Chief Executive Officer/Chief Financial Officer/ Secretary/Treasurer/Director.

Thomas Kreitzer, age 38, graduated from Indiana University in 1989. In 1993 he co-founded Enanti Software Ltd., a software development company geared toward the development of customized application specific software.  In 1996 Mr. Kreitzer along with his brother David Kreitzer acquired fifty percent interest in Designer Products, a Phoenix based industrial design firm which has grown to be well known in the hardware industry for its revolutionary product designs.  Designer Products develops and patents innovative products, then coordinates manufacturing of the products overseas for distribution through industry recognized corporations.  Key accounts include Stanley Tool Company, 3M Corporation, Bondex International, American Tool Company, RPM Group, Ames, Bay Mills Company, BreathRight, DAP and numerous others.  In 2003 the Kreitzer’s sold their equity in Designer Products and formed a new company Hause Products Ltd. of which they are the majority shareholders. Hause provides product design and contract manufacturing services.  Thomas Kreitzer also is a stockholder and Director of Gold Coast Holding, Inc. a Delaware company that does celebrity licensing to promote various products.  The company currently holds the rights to Darrell Waltrip’s meat line.

David Kreitzer, Interim President/Interim Chief Operating Officer/Director.

David Kreitzer, age 38, graduated with and Industrial Design degree from the University of Illinois in 1989.  In 1993 he co-founded Enanti Software Ltd., a software development company geared toward the development of customized application specific software.  In 1996 Mr. Kreitzer along with his brother Thomas Kreitzer acquired fifty percent interest in Designer Products, a Phoenix based industrial design firm which has grown to be well known in the hardware industry for its revolutionary product designs.  Designer Products develops and patents innovative products, then coordinates manufacturing of the products overseas for distribution through industry recognized corporations.  Key accounts include Stanley Tool Company, 3M Corporation, Bondex International, American Tool Company, RPM Group, Ames, Bay Mills Company, BreathRight, DAP and numerous others.  In 2003 the Kreitzer’s sold their equity in Designer Products and formed a new company Hause Products Ltd. of which they are the majority shareholders.  Hause provides product design and contract manufacturing services.  David Kreitzer also is a stockholder and Director of Gold Coast Holding, Inc. a Delaware company that does celebrity licensing to promote various products.  The company currently holds the rights to Darrell Waltrip’s meat line.

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

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth executive compensation for the years ending December 31, 2002 and 2002.

SUMMARY COMPENSATION TABLE

	ANNUAL COMEPNSATION				LONG TERM COMPENSATION
				Other	Restricted			All
				Annual	Stock	Options	LTIP	Other
Position	Year	Salary($)	Bonuses	Compensation	Awards($)	SARs(#)	Payouts($)	Compensation
Thomas Kreitzer CEO, Sec	2003 2004	$0 $0	$0 $0	$0 $0	$0 $17,550	$0 $0	$0 $0	$5,550 $6,000

David Kreitzer, President	2003 2004	$0 $0	$0 $0	$0 $0	$0 $7,000	$0 $0	$0 $0	$0 $6,000

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 31, 2004 (13,125,977 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) the officers and directors of the Company (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

      Name and Address of

       Amount of

       Percent

Title of Class

Beneficial Owner  (2)

Ownership

of Class

Common Stock

Thomas Kreitzer

     5,000

0.038%

101 N. 69th Place

Paradise Valley, Arizona 85253

Common Stock

David Kreitzer

     5,000

0.038%

101 N. 69th Place

Paradise Valley, Arizona 85253

Common Stock

Sundance Financial Corp.

 1,173,478

(1)

8.940%

  And Options

and Affiliated Entities and Persons

13470 N. 85th Place

Scottsdale, AZ  85260

(1)

Sundance Financial Corp., and affiliated persons own 873,478 shares of Common Stock of the Company.  Lawrence G. Ryckman, Chairman and Director of ION Tankless, Inc., a subsidiary of the Company, is a director of Sundance Financial Corp.  Sundance has the right to acquire up to 300,000 shares of common stock pursuant to Options granted February 2004 at any time prior to February 11, 2009, at an exercise price of $0.55 per share.

(2)

On December 24, 2004 the Company issued 2,250,000 shares of common stock for $112,500 subscription receivable in anticipation of executing various consulting agreements.  These shares are reported in the financial statements as stock subscribed.  However, the anticipated agreements have not yet been executed therefore the conditions that give rise to their issuance have not been satisfied.  The Company does not consider these shares to be owned by the certificate holders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a)

Accrued Salaries and other Expenses to Officers and Directors:

During the year ended December 31, 2004 and 2003, the Company had incurred the following charges with directors and officers of the Company or companies with common directors:

	2004	2003
General and Administrative	$	$
Accounting
Consulting	36,550	5,500
Rent
Salaries
	_______________	______________
	$ 36,550	$ 5,500
	============	============

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

 (b)

Accounts Payable to Related Parties

Included in accounts payable at December 31, 2004, is $Nil (2003:  $Nil) due to a director of the Company for unpaid salaries.   The amounts due to related parties are due to companies with common directors and are unsecured, non-interest bearing and have no specific terms of repayment.

 (c)

Contributions by Principal

None

(d)

Loans by Principal and Former Principal

None

 (e)

Office Space.

As of December 31, 2004, the Company owns no real property.  The business office of the Company was located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona  85260.  These offices are leased by Envirotech pursuant to a lease agreement which expires on June 30, 2005.  Envirotech and the landlord have agreed to extend the lease for an additional one year period expiring on June 30, 2006.  Prior to removal of the offices of the Company to the above location, the Company occupied space at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  These offices were leased by an unrelated party, subleased to Messrs. Thomas and David Kreitzer and made available by them to the Company on a month-by-month basis at no cost.    See "Item 2. Properties."

PART IV.

ITEM 13.  EXHIBITS

(a)  Index to Financial Statements and Schedules

PAGE

Independent Auditors' Report

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statement of Stockholders' Deficiency

F-5 – F-6

Statements of Cash Flows

F-7

Notes to Financial Statements

F-8 - F-17

(b)  Exhibits included or incorporated by reference herein

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

14

Tankless Systems Worldwide, Inc. Code of Ethics (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 21, 2003.

23.1

Consent of Shelley International CPA, auditors

31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to 18 U.S.C.Section 1350

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES.

       The following is a summary of the aggregate fees billed to Registrant by its principal accountant(s) for professional services rendered for the fiscal years ended December 31, 2004 and 2003.

Fee Category	Fiscal 2004 Fees ($)	Fiscal 2003 Fees ($)
Audit Fees [1]	18,000	11,500
Audit-Related Fees [2]	0	0
Tax Fees [3]	0	0
All Other Fees [4]	0	0
Total Fees	18,000	11,500

_____________

1.

Audit Fees.     Consists of fees billed for professional services rendered for the audits of Registrant’s financial statements for the fiscal years ended December 31, 2004 and 2003, and for review of the financial statements included in Registrant’s Quarterly Reports on Form 10-QSB for those fiscal years.

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

4.

All Other Fees.     Consists of fees billed for all other services rendered to Registrant, which generally include fees for consultation regarding computer system controls and human capital consultations. No services were performed related to financial information systems design and implementation for the fiscal years ended December 31, 2004 and 2003.

        None of the "audit-related," "tax" and "all other" services in 2003, as defined above, were approved by the Audit Committee in reliance on the de minimus exception to the pre-approval requirements under federal securities laws and regulations.

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

Dated: April 29, 2005

By: /s/ Thomas Kreitzer

Thomas Kreitzer

Chief Executive Officer,

Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        Signature                                                           Title                                                 Date

/s/ Thomas Kreitzer                                      Chief Executive Officer,                     April 29, 2005

Thomas Kreitzer                                              Principal Accounting Officer,

                                                                         Director

/s/ David Kreitzer                                          President and Chief Operating           April 29, 2005

David Kreitzer                                                 Officer, Director

TANKLESS SYSTEMS WORLDWIDE, INC.

(formerly Elution Technologies, Inc.)

REPORT AND FINANCIAL STATEMENTS

December 31, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

Tankless Systems Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Tankless Systems Worldwide, Inc. as of December 31, 2004, and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tankless Systems Worldwide, Inc., as of December 31, 2004, 2003 and the consolidated related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003 are in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  The Company has experienced losses since inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Shelley International CPA

Shelley International CPA

Mesa, Arizona, U.S.A.

April 28, 2005

Tankless Systems Worldwide, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2004	2003
CURRENT ASSETS
Cash	$ 18,690	$ 412
Accounts Receivable, Net	110,721	58,726
Inventory at Cost	76,131	98,813
Prepaid Expenses	2,782	50,660

Total Current Assets	208,324	208,611

EQUIPMENT, NET	62,282	73,327

OTHER ASSETS
Patents and Software, Net	43,778	63,463
Investment in Subsidiary	250,000	250,000
Deposits	7,514	7,514

Total Other Assets	301,292	320,977

Total Assets	$ 571,898	$ 602,915

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$ 618,155	$ 673,612
Other Payables	76,125	46,799
Notes Payable	1,952,258	876,579
Accrued Interest Payable	100,891	72,708
Customer Deposits	120,368	43,643

Total Liabilities	2,867,797	1,713,341

STOCKHOLDERS' EQUITY
Common Stock authorized is
100,000,000 shares at $0.001par value.
Issued and outstanding on December 31,
2004 is 13,125,977 shares, December 31,
2003 is 11,374,456.	13,126	11,374

Paid in Capital	1,122,648	496,196

Subscriptions Receivable	(112,500)

Retained (Loss)	(3,319,173)	(1,617,996)

Total Stockholders' Equity	(2,295,899)	(1,110,426)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$ 571,898	$ 602,915

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2004	2003
INCOME
Product Sales	$ 261,870	$ 90,893
Other Income	251	1,621

Total Income	262,121	92,514

Less Cost of Goods Sold	183,527	72,521

Gross Income	78,594	19,993

EXPENSES
Legal and Professional	159,332	36,125
General and Administrative	1,082,682	279,067
Research and Development	285,544	21,378
Advertising	27,431	7,039
Loss on Sale of Assets
Depreciation	20,438	14,065
Amortization	21,685	4,265
Interest Expense	182,659	24,967

Total Expenses	1,779,771	386,906

Net (Loss) before Income Taxes	(1,701,177)	(366,913)

Income Tax Expense	-	-

NET (LOSS)	$ (1,701,177)	$ (366,913)

Basic and diluted (loss) per share	$ (0.14)	$ (0.09)

Weighted Average Number of Common
Shares Outstanding	12,016,132	4,152,144

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the period December 31, 2000 to December 31, 2004

	Common Stock		Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Loss)	Equity

Balance December 31, 2000	580,000	$ 580	$ 333,920	$ -	$ (828,006)	$ (493,506)

Common Shares issued for Services	52,500	53	52,447			52,500
Contribution to Capital			24,265			24,265
Common Shares issued to retire
Convertible Note and accrued Interest	60,000	60	187,022			187,082
Net (Loss)					(120,900)	(120,900)

Balance December 31, 2001	692,500	693	597,654	-	(948,906)	(350,559)

Common Shares issued for cash	104,778	105	96,895			97,000
Common Shares issued for services	455,800	455	110,045			110,500
Common Shares issued for prepaid
service	162,500	163	16,087			16,250
Common Shares issued for proposed
business acquisition	5,525,944
Common Shares issued to retire
convertible note and accrued Interest	60,000	60	200,670			200,730
Common Shares issued to retire debt	22,500	22	23,272			23,294
Net (Loss)					(1,154,438)	(1,154,438)

Balance December 31, 2002	7,024,022	1,498	1,044,623	-	(2,103,344)	(1,057,223)

(Continued on following page)

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY, Continued
For the period December 31, 2000 to December 31, 2004

	Common Stock		Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Loss)	Equity
Balance December 31, 2002	7,024,022	1,498	1,044,623	-	(2,103,344)	(1,057,223)

Common Shares cancelled and
retained earnings adjustment for
termination of business acquisition	(5,525,944)				852,261	852,261
Common Shares cancelled for unused
prepaid service	(162,500)	(163)	(16,087)			(16,250)
Common Shares issued to retire Debt
in the amount of $27,205	49,645	50	27,815			27,865
Common Shares issued for services	1,622,855	1,623	317,572			319,195
Common Shares issued for business
acquisition including purchase of	8,366,378	8,366	241,634			250,000
(Negative) Capital			(1,125,661)			(1,125,661)
Common Stock Options issued for
services			6,300			6,300
Net (Loss)					(366,913)	(366,913)

Balance December 31, 2003	11,374,456	11,374	496,196	-	(1,617,996)	(1,110,426)

Common Shares issued for services	1,337,500	1,338	387,418			388,756
Common Shares issued to retire Debt
and interest of $91,281	172,354	172	91,109			91,281
Common Shares issued for cash through
exercise of warrants	66,667	67	16,600			16,667
Common Shares cancelled in acquisition
settlement	(2,075,000)	(2,075)	2,075			-
Common Stock Options issued for
services			19,000			19,000
Common Stock issued for subscriptions
receivable	2,250,000	2,250	110,250	(112,500)		-

Net (Loss)					(1,701,177)	(1,701,177)
Balance December 31, 2004	13,125,977	$ 13,126	$ 1,122,648	$ (112,500)	$ (3,319,173)	$ (2,295,899)

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2004	2003
Operating Activities

Net (Loss)	$ (1,701,177)	$ (366,913)

Purchased (Negative) Capital from
business acquisition.		(1,125,661)
Shares cancelled for terminated service.		(16,250)
Common Share Options issued for service	19,000	6,300
Shares issued for business acquisition.		250,000
Shares issued for services rendered.	388,756	319,195
Shares issued to retire debt and interest.	91,281	27,865
Amortization of intangible assets.	21,685	4,265
Depreciation Expense.	20,438	14,065
Loss on disposal of capital assets.
Changes in assets and liabilities:
Inventory	22,682	(98,813)
Accounts Receivable	(51,995)	(58,726)
Prepaid Expense	47,878	(41,924)
Accrued Interest Payable	28,183	32,161
Accounts Payable	(26,131)	669,129
Notes Payable		746,579
Customer Deposits	76,725	43,643

Net Cash Provided by Operating Activities	(1,062,675)	404,915

Investing Activities

Investment in Subsidiary		(250,000)
Purchase of Patents and Software	(2,000)	(67,728)
Purchase of Equipment	(9,393)	(87,392)

Net Cash (Used) by Investing Activities	(11,393)	(405,120)

Financing Activities

Principle Received on convertible debentures	1,075,679
Proceeds from sale of Common Stock	16,667

Cash Provided by Financing Activities	1,092,346

Net Increase/(Decrease) in Cash	18,278	(205)

Cash, Beginning of Period	412	617

Cash, End of Period	$ 18,690	$ 412

Supplemental Information:
Taxes	$ -	$ -
Interest	$ 182,659	$ 24,967

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and December 31,2003

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

The accompanying balance sheets of December 31, 2004, and December 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended December 31, 2004, and 2003 consolidate the activity of the Company for all reported periods with the activity of its subsidiary Envirotech from the date of purchase November 7, 2003, to December 31, 2004 and its subsidiary ION from inception (January 2004) to December 31, 2004.

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

Research and Development

The Company expensed product research and development costs as they are incurred.  The Company had one product with variations in capacity based on the flow of electricity.  With the organization of its new subsidiary ION, the Company continues to expense research and development costs as incurred in developing additional products based on new technology.

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

Year Ended December 31

   2004

    2003

Accounts Receivable

$69,774

$63,490

Employee Advances

47,903

91,402

Less Allowance for Doubtful Accounts

(6,956)

(6,956)

Net Accounts Receivable

$110,721

$118,079

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site.  Advertising is expensed when incurred.  Advertising expense for the year ending December 31, 2004 and December 30, 2003 is $27,431 and $10,471 respectively.

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

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years.  Fixed assets consist of the following:

Year Ended December 31

   2004

   2003

Tooling, machinery, furniture

   and fixtures

$192,861

$192,861

Less: Accumulated depreciation

(130,579)

(121,400)

Total

$ 62,282

$ 71,461

Patents

Patent and software costs include direct costs of obtaining patents.  Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

Year Ended December 31

   2004

   2003

Patents and heater software

$134,274

$132,274

Accumulated Amortization

(90,496)

(68,811)

Net Patents and Heater Software

$43,778

$63,463

Earnings per Share

The basic (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year.

The Company has no potentially dilutive securities outstanding at the end of the statement periods.  Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations.  All outstanding warrants were either exercised or cancelled and convertible debt is anti-dilutive.

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

Per the purchase agreement Tankless acquired goodwill/client files valued at $250,000 and the negative equity of $1,125,661.  The purchased client files will assist in future marketing and the Company considers the goodwill value unchanged.

Note 3.

 NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

During the year ended December 31, 2004, the Company received $1,075,000 through private placements to accredited investors.  The investor receives a one-year debenture with an interest rate of 10% per year, payable, quarterly.  Additionally, the investor receives one (1) share of the Company’s restricted common stock for each Two Dollars ($2.00) of debentures purchased.  The principle and unpaid interest is convertible to common stock at the rate of one share of stock for every $1.00 outstanding.  During 2004 a $30,000 and a $50,000 note including associated interest were converted to common stock.

Notes payable and capital lease obligations consist of the following:

Year Ended December 31

  2004

  2003

Convertible Notes, Unsecured, Matured March

2001 bear 12.5% Interest, principle and interest

convertible into one common share and one

warrant at 75% of the average closing price over

the 10-day period prior to conversion.  Warrants

have expired and notes have not been

converted and are in default.

$100,000

$100,000

Convertible Notes, Unsecured, Matured March

2002 bear 12.5% Interest, principle and interest

convertible into one common share and one

warrant at 75% of the average closing price over

the 10-day period prior to conversion.  Warrants

have expired and note has been converted.

$30,000

Year Ended December 31

  2004

  2003

Convertible Notes, Unsecured, Matured one-year

from issue date, bear 10% Interest payable quarterly,

principle and interest convertible into one common

share for each outstanding $1.00.  Thirty-six notes

are outstanding that were issued between January 23

and December 14, 2004.  Aggregate Amount:

1,025,000

Accrued Interest Payable – 2004

81,626

Aggregate amount of principle and interest

on notes payable of Subsidiary Envirotech

listed in Chapter 11 Bankruptcy

846,523

746,579

Total Notes Payable

$2,053,149

$876,579

Note 4.

STOCKHOLDERS’ EQUITY

As of June 30, 2004, the Company has 100,000,000 shares of common stock authorized at a par value of $0.001.  On December 31, 2004 and 2003 common stock issued and outstanding were 13,125,977 and 11,374,456 shares respectively.

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

 As of December 31, 2002, 540,000 shares of common stock have been issued at $0.10 per share under this plan leaving a balance of 460,000 shares available under the plan, all of which were subsequently issued in 2003.

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

As of March 31, 2004, the Company has issued all of the shares covered by the 2003 Stock Incentive Plan adopted by the Company on December 1, 2003

On December 23, 2004, the Company accepted the return and cancellation of 2,075,000 common shares in settlement of action taken by the company against prior shareholders of Envirotech in connection with claims made during its purchase.

The Company was initially capitalized November 30, 1993 with the issue of 500,000 shares for $5,000 and at December 31, 2000 had 580,000 common shares outstanding.  Since December 31, 2000 the Company has issued 5,718,655 common shares for services valued at $983,451; 364,499 common shares were issued to retire $530,252 of debt; 171,445 common shares were sold for $113,667; and 6,291,378 common shares were issued for a business acquisition valued at $250,000 plus negative capital of $1,125,661.

Warrants:  On December 31, 2003 there were 66,667 share purchase warrants outstanding entitling the holders the right to purchase one common share for each warrant held at $0.75 per share.  On May 19, 2004, the Company revised the exercise price to $0.25 per share and accepted $16,667 in exercise of these warrants for 66,667 common shares.  No additional warrants are outstanding.

Stock Options:  In connection with the acquisition of Envirotech Systems Worldwide, Inc., the Company issued immediately vested stock options on October 29, 2003 to one of the principal shareholders of Envirotech.  He was granted the right to purchase 300,000 restricted common shares at $0.55 per share until October 29, 2004 (extended to December 31, 2004 and now expired).

On February 11, 2004 the company granted 5-year stock options to purchase 600,000 shares of restricted common stock at $0.50 per share to consultants assisting in company operations.  Using a discounted stock price of $0.43, exercise price of $0.50, 5-year option, risk-free rate of 4.1% and a volatility rate of .038 the value of these options is calculated at $0.03 using the Black-Scholes model.  The aggregate value of 600,000 options is $18,000.

On December 31, 2004 options to purchase 100,000 restricted common shares were granted as part of a settlement agreement.  The options are immediately vested and the holder has the right to purchase 100,000 restricted shares at an exercise price of $0.55 per share and will expire in one year (December 31, 2005).   Using a discounted stock price of $0.44, exercise price of $0.55, 1-year option, risk-free rate of 4.1% and a volatility rate of .038 the value of these options is calculated at $0.01 using the Black-Scholes model.  The aggregate value of 100,000 options is $1,000.

Outstanding stock options are as follows:

Shares

Balance, December 31, 2003

300,000

Granted

700,000

Canceled

(300,000)

Balance, December 31, 2004

700,000

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $735,555, as of 12/31/04, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $3,343,434.  The total valuation allowance is a comparable $735,555.

Year Ended December 31

  2004

  2003

  2002

Deferred Tax Asset

374,259

$80,722

$253,976

Valuation Allowance

(374,259)

(80,722)

(253,976)

Current Taxes Payable

           0.00

           0.00

           0.00

Income Tax Expense

$      0.00

$      0.00

$      0.00

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year

Amount

Expiration

2001

120,900

2021

2002

1,154,438

2022

2003

366,919

2023

2004

 1,701,177

2024

Total

$3,343,434

Note 6.

LEASES AND OTHER COMMITMENTS:

The Company occupies space leased by Envirotech.  The lease extends to June 30, 2006.  The numbers shown below assume that the Company will remain in its current office space.

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

1.

The evaluation of potential business opportunities

2.

The business operations and management

3.

The development of business strategies

4.

Raising public and private capital

Pursuant to these agreements, the company has committed to issue 700,000 shares of common stock and has granted options to purchase an additional 600,000 restricted shares at a price of $0.50 per share at any time prior to February 1, 2009.  All stock issued or to be issued is subject to the limitations imposed by Rule 144.  Management believes these individuals and entities are crucial to the future of the Company and that the consideration paid for their services is fair and reasonable.

Note 8.

PENDING LITIGATION

The Company’s subsidiary Envirotech is currently a defendant in a patent infringement lawsuit.  Management feels that this action is baseless and that the Company will prevail.  No contingent liability has been recorded nor contemplated at this point.  Action has been stayed through Bankruptcy Petition.

In 2004 Envirotech was named in three separate lawsuits for unpaid legal and consulting fees totaling $268,000.  Envirotech believed it had meritorious defenses to each of these suits.  On April 14, 2004, Envirotech settled one of these suits, considering it a nuisance claim.  In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech.  In the other two suits Envirotech elected not to spend funds to defend the action and judgments were granted in the aggregate amount of approximately $155,500.  These judgments have been stayed through Bankruptcy Petition (see Note 9).  Any settlements of these suits will be reflected as a charge in the year of the settlement.

On August 13, 2004, the Company filed a verified complaint in the United States District Court in and for the District of Arizona against certain key individuals who were principles of Envirotech prior to its acquisition.   The action alleged against various defendants, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Fraud and Intentional Misrepresentation, Conspiracy to Defraud, Arizona Securities Fraud, Federal Securities Fraud, Negligent Misrepresentation, Misappropriation of Trade Secrets and Confidential Business Information, Conversion/Embezzlement, Intentional Interference with Business Relations and Prospective Economic Advantage, Unjust Enrichment, and Promissory Estoppel.  The Company sought relief, which included, but was not limited to, Damages, Constructive Trust, Rescission and Injunctive Relief.  This action has been settled with the return and cancellation of 2,075,000 shares of common stock and the agreement of the defendants to other conditions, including agreements not to compete for specified periods of time.

Note 9.

SUBSIDIARY BANKRUPTCY

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

SUBSEQUENT EVENTS

On December 24, 2004 the Company issued 2,250,000 shares of common stock for $112,500 subscription receivable in anticipation of executing various consulting agreements.  These shares are reported in the financial statements as stock subscribed.  However, the anticipated agreements have not yet been executed therefore the conditions that give rise to their issuance have not been satisfied.  The Company does not consider these shares to be owned by the certificate holders.

The Company’s transfer agent (First American Stock Transfer, Inc.) confirms a hold notification on the subject shares and that no transfers have been made or attempted with respect to these certificates.