Form 10QSB
period 2005-03-31
TANKLESS SYSTEMS WORLDWIDE INC
filed 2005-05-24
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity.  As of May 23, 2005  – 13,317,977, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

Index

Page

Number

PART I    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Report of Independent Registered Public Accounting Firm

3

Consolidated Balance Sheets as of March 31, 2005

and December 31, 2004

4

Consolidated Statements of Operations for the three months

ended March 31, 2005 and 2004

6

Consolidated Statements of Stockholders' Equity cumulative

from December 31, 2001 to March 31, 2005

7

Consolidated Statements of Cash Flows for the three months

ended March 31, 2005 and 2004

10

Notes to Financial Statements

11

ITEM 2.   Managements Discussion and Analysis of Financial Condition

and Results of Operations/Plan of Operation

23

ITEM 3.   Controls and Procedures

25

PART II   OTHER INFORMATION

     ITEM 1.   Legal Proceedings

26

  ITEM 2.   Change in Securities and Use of Proceeds

27

     ITEM 3.   Defaults Upon Senior Securities

27

     ITEM 4.   Submission of Matters to Vote of Security Holders

28

     ITEM 5.   Other Information

28

     ITEM 6.   Exhibits

28

SIGNATURES

28

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

Tankless Systems Worldwide, Inc.

We have reviewed the accompanying consolidated interim balance sheets of Tankless Systems Worldwide, Inc., as of March 31, 2005, and December 31, 2004 and the associated consolidated statements of operations, stockholders’ equity and cash flows for the three month periods ended March 31, 2005 and March 31, 2004.  These interim financial statements are the responsibility of the Company’s management.

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

Shelley International, CPA

Mesa, Arizona, U.S.A.

May 23, 2005

Tankless Systems Worldwide, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31
	2005	December 31,
	(Unaudited)	2004
CURRENT ASSETS
Cash	$ 16,453	$ 18,690
Accounts Receivable, Net	114,311	110,721
Inventory at Cost	101,356	76,131
Prepaid Expenses	2,782	2,782

Total Current Assets	234,902	208,324

EQUIPMENT, NET	53,104	62,282

OTHER ASSETS
Patents and Software, Net	49,214	43,778
Investment in Subsidiary	250,000	250,000
Deposits	7,514	7,514

Total Other Assets	306,728	301,292

Total Assets	$ 594,734	$ 571,898

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED BALANCE SHEETS, Continued

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31
	2005	December 31
LIABILITIES	(Unaudited)	2004
Accounts Payable	$ 794,037	$ 618,155
Other Payables	56,809	76,125
Notes Payable	2,052,258	1,952,258
Accrued Interest Payable	130,427	100,891
Related Party Payable	70,000
Customer Deposits	155,918	120,368

Total Liabilities	3,259,449	2,867,797

STOCKHOLDERS' EQUITY
Common Stock authorized is
100,000,000 shares at $0.001par value.
Issued and outstanding on March 31,
2005 is 13,175,977 shares, December 31,
2004 is 13,125,977 shares.	13,176	13,126

Paid in Capital	1,135,098	1,122,648

Subscriptions Receivable	(112,500)	(112,500)

Retained (Loss)	(3,700,489)	(3,319,173)

Total Stockholders' Equity	(2,664,715)	(2,295,899)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$ 594,734	$ 571,898

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2005	2004
INCOME
Product Sales	$ 55,027	$ 155,205
Other Income	-	79

Total Income	55,027	155,284

Less Cost of Goods Sold	22,822	100,503

Gross Income	32,205	54,781

EXPENSES
Legal and Professional	19,279	50,262
General and Administrative	153,845	257,655
Research and Development	158,918	20,500
Advertising	813	9,368
Loss on Sale of Assets
Depreciation	9,178	7,032
Amortization	6,614	2,133
Interest Expense	64,874	35,567

Total Expenses	413,521	382,517

Net (Loss) before Income Taxes	(381,316)	(327,736)

Income Tax Expense	-	-

NET (LOSS)	$ (381,316)	$ (327,736)

Basic and diluted (loss) per share	$ (0.03)	$ (0.03)

Weighted Average Number of Common
Shares Outstanding	13,172,088	11,743,895

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the period December 31, 2000 to March 31, 2005

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
For the period December 31, 2000 to March 31, 2005

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
(Continued on following page)
The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY, Continued
For the period December 31, 2000 to March 31, 2005

	Common Stock		Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Loss)	Equity

Balance December 31, 2004	13,125,977	$ 13,126	$ 1,122,648	$ (112,500)	$ (3,319,173)	$ (2,295,899)

Common Shares issued for services	50,000	50	12,450			12,500

Net (Loss)					(381,316)	(381,316)

Balance March 31, 2005 (Unaudited)	13,175,977	$ 13,176	$ 1,135,098	$ (112,500)	$ (3,700,489)	$ (2,664,715)

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENTS CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Operating Activities
Net (Loss)	$ (381,316)	$ (328,253)

Common Share Options issued for service		6,000
Shares issued for services rendered.	12,500	143,581
Shares issued to retire debt and interest.		39,034
Amortization of intangible assets.	6,614	2,133
Depreciation Expense.	9,178	7,032
Original Issue Discount		(55,781)
Changes in assets and liabilities:
Inventory	(25,225)	16,448
Accounts Receivable	(3,590)	(29,947)
Prepaid Expense		48,077
Accrued Interest Payable	29,536	2,711
Accounts Payable	156,566	(84,873)
Notes Payable		62,157
Customer Deposits	35,550	(9,824)

Net Cash Provided by Operating Activities	(160,187)	(181,505)

Investing Activities
Purchase of Patents and Software	(12,050)	(16,161)
Purchase of Equipment	-	(9,286)

Net Cash (Used) by Investing Activities	(12,050)	(25,447)

Financing Activities
Principal Received on convertible debentures	100,000	287,329
Principal received from related party loan	70,000

Cash Provided by Financing Activities	170,000	287,329

Net Increase/(Decrease) in Cash	(2,237)	80,377

Cash, Beginning of Period	18,690	412

Cash, End of Period	$ 16,453	$ 80,789

Supplemental Information:
Taxes	$ -	$ -
Interest	$ 64,874	$ 35,567

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and December 31, 2004

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

On January 30, 2005 the Company organized Valeo Industries, Inc. a Nevada Corporation as a wholly owned subsidiary.  Valeo will manufacture and distribute new products arriving from ongoing research and development.

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

The accompanying balance sheets of March 31, 2005, and December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended March 31, 2005 and 2004, consolidate the activity of the Company for all reported periods with the activity of its subsidiary Envirotech from January 1, 2004 to March 31, 2005; its subsidiary ION from inception (January 2004) to March 31, 2005 and its subsidiary Valeo from inception (January 2005) to March 31, 2005.

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

Period Ended

   3/31/05

12/31/04

Accounts Receivable

$73,164

$69,774

Employee Advances

48,103

47,903

Less Allowance for Doubtful Accounts

    (6,956)

    (6,956)

Net Accounts Receivable

$114,311

$110,721

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site.  Advertising is expensed when incurred.  Advertising expense for the three months ended March 31, 2005 and March 31, 2004 is $813 and $9,368 respectively.

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

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years.  Fixed assets consist of the following:

Period Ended

   3/31/05

  12/31/04

Tooling, machinery, furniture

   and fixtures

$192,861

$192,861

Less: Accumulated depreciation

(139,757)

(130,579)

Total

$ 53,104

$ 62,282

Patents

Patent and software costs include direct costs of obtaining patents.  Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

Period Ended

  3/31/05

  12/31/04

Patents and heater software

$146,324

$134,274

Accumulated Amortization

(97,110)

(90,496)

Net Patents and Heater Software

$49,214

$43,778

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

Notes payable and capital lease obligations consist of the following:

For Period Ended

  3/31/05

  12/31/04

Convertible Notes, Unsecured, Matured March

2001 bear 12.5% Interest, principal and interest

convertible into one common share and one

warrant at 75% of the average closing price over

the 10-day period prior to conversion.  Warrants

have expired and notes have not been

converted and are in default.

$100,000

$100,000

Convertible Notes, Unsecured, Matured one-year

from issue date, bear 10% Interest payable quarterly,

principal and interest convertible into one common

share for each outstanding $1.00.  Thirty-six notes

are outstanding that were issued between January 23

and December 14, 2004.  Aggregate Amount:

1,025,000

1,025,000

Convertible Notes, Unsecured, Matured one-year

from issue date, bear 10% Interest payable quarterly,

principal and interest convertible into one common

share for each outstanding $1.00.  Six notes

are outstanding that were issued January 7, 2005.

Aggregate Amount:

100,000

Accrued Interest Payable – 3/31/05

111,162

81,626

Aggregate amount of principle and interest

on notes payable of Subsidiary Envirotech

listed in Chapter 11 Bankruptcy

  846,523

  846,523

Total Notes Payable

$2,182,685

$2,053,149

Note 4.

STOCKHOLDERS’ EQUITY

As of June 30, 2004, the Company has 100,000,000 shares of common stock authorized at a par value of $0.001.  On March 31, 2005 and December 31, 2004 common stock issued and outstanding were 13,175,977 and 13,125,977 shares respectively.

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

The Company was initially capitalized November 30, 1993 with the issue of 500,000 shares for $5,000 and at December 31, 2004 had 13,125,977 common shares outstanding.  Since December 31, 2004 the Company has issued 50,000 common shares for services valued at $12,500

Warrants:  No warrants are currently outstanding.

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

Balance, March 31, 2005

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

Statement No. 150

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152

Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153

Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following  Discussion and Analysis  should be read in  conjunction  with the financial statements and notes included in this Form 10-QSB and the Registrant's annual report on Form 10-KSB for the year ended December 31, 2004.

(a)

Plan of Operation.

Tankless Systems Worldwide, Inc., a Nevada corporation (“Tankless”), was originally organized on November 23, 1993 as Amexan, Inc.; the name was changed on June 1, 1998 to Nostalgia Motorcars, Inc. (“Nostalgia”), to Elution Technologies, Inc., on June 11, 2002, and changed again on June 4, 2003, to Tankless Systems Worldwide, Inc.

Tankless has three subsidiary corporations.  On November 7, 2003, the Company acquired Envirotech Systems Worldwide, Inc. (Envirotech), a private Arizona corporation, as a wholly owned subsidiary.  In January 2004, it formed ION Tankless, Inc.(ION), an Arizona corporation, to do research, development and marketing of new tankless heating technologies.  In January, 2005, it created Valeo Industries, Inc. (Valeo), a Nevada corporation, to license ION technologies and to manufacture and distribute products using those technologies.  Except as otherwise specified, all references herein to the "Company" refer to Tankless and its wholly-owned subsidiaries, Envirotech, ION and Valeo.  The Company’s fiscal year ends on December 31.

The Company is in the business of designing, developing, manufacturing and marketing several models of an electronic, tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit, eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide.

On November 7, 2003, the Company acquired all of the issued and outstanding shares of Envirotech Systems Worldwide, Inc., a private Arizona corporation (“Envirotech”) in exchange for an equal number of shares of Common Stock of the Company (the “Envirotech Agreement”).   As of the close of business on November 7, 2003, Tankless issued 8,366,778 shares of its common stock, $0.001 par value, in a one-for-one stock exchange.  Subsequently, 2,075,000 of these shares were returned to Tankless by the former principal officers and directors of Envirotech and cancelled by Tankless.  Envirotech is held and operated as a wholly-owned subsidiary of Tankless.

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

Proprietary rights to the design of the electronic tankless water heater were Envirotech’s principal assets.  Envirotech was granted a patent by the United States Patent and Trademark Office for its Modular Tankless Electronic Water Heater (ETWH) (Patent No. US 6,389,226 B1).  A competitor, however, brought the value of that patent, into question with the filing of a patent infringement lawsuit.  In 2002, Envirotech was named as a defendant in a patent infringement suit alleging that Envirotech’s product infringed upon a patent owned by David Seitz and Microtherm, Inc.  Mr. Seitz and Microtherm filed the suit in the United Stated District Court for the Southern District of Texas, Houston Division (the “Houston suit”).  Management believed, and continues to believe, that the products manufactured and distributed by Envirotech did not infringe on the patents of others and that it would prevail on the merits.  However, Envirotech’s counsel withdrew and due to a lack of funds, Envirotech was unable to obtain new counsel.  The Court ordered Envirotech to appear with new counsel by August 9, 2004 or default would be entered against it.  No contingency has been recorded with regard to this matter.

In order to avoid an entry of default in the Houston suit, which would have found that Envirotech’s product infringed upon the patents of the plaintiffs, and because several creditors not related to the supply of parts or the assembly of products had obtained judgments against Envirotech, on August 6, 2004, Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona.  The Houston suit and the other litigation arose out of decisions made and actions taken by Envirotech’s management prior to its acquisition by Tankless.

As of the date of filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million.  With the exception of a guarantee to one critical supplier in the amount of approximately $42,500, Tankless has not assumed any liability for the obligations of Envirotech.  The filing of the Bankruptcy Petition has stayed all creditors and suits.  The Company has subsequently filed a Plan of Reorganization, which initially failed to achieve the requisite approval of creditors, and the outcome of that proposal is contingent upon several hearings that have been scheduled over the next few weeks.

The Company has no way of predicting whether Envirotech’s Plan of Reorganization will be accepted by the creditors or approved by the Court but Tankless has concluded that the success of the Company is not contingent upon the survival of Envirotech.  The filing of the bankruptcy petition by Envirotech did not adversely affect the ongoing operations of the Company or its research and development subsidiary, ION Tankless, Inc. However, because of the patent infringement challenge and other uncertainties associated with its Bankruptcy, Envirotech will shortly discontinue production of all models of the ESI-2000 tankless water heater previously manufactured by it.

In January 2004, Tankless formed a wholly-owned, non-operating subsidiary, ION Tankless, Inc., through which it has since conducted research and development on alternative heating technologies and products.  Tankless has invested heavily in a concerted R & D program to develop new and innovative methods of heating water which has resulted in the filing of applications for several patents involving dozens of claims for inventions.  As a result of a year-long research and development program, new products have been developed and are ready for licensing and production.  This technology is considered state of the art and is expected to set the standard for the future of the tankless water heater industry.  ION holds all patents and intellectual property of the Company arising out of this research and development program and expects to license such property to an affiliated entity for manufacturing and distribution.

Valeo was organized by Tankless in January 2005 as a wholly-owned operating subsidiary.  Valeo will license technology from ION and manufacture, market and distribute several lines of water heating products.  Valeo will soon begin production and distribution of two new product lines that incorporate innovative technology not previously used in the water heating market.  These new products, based on proprietary technology, are expected to serve as the foundation for the future growth of the Company.

During 2004, the Company sold $1,075,000 principal amount of 10% senior notes due one year from date of issue and 537,500 shares of common stock in private placements.  We used the net proceeds from the offerings to pursue research and development of new produces, proceed with marketing, manufacturing and sales of existing products through Envirotech; hire additional personnel and engage consultants as needed; and for general working

Tankless currently has 13,317,977 shares issued and outstanding.  The shares of common stock of Tankless are traded on the National Association of Securities Dealers’ (NASD) Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol TSYW.

As of May 23, 2005, the business office of the Company was located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona  85260.  Envirotech leases these offices pursuant to an amended lease agreement that expires on June 30, 2006.   Prior to removal of the offices of the Company to the above location, the Company occupied space at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  These offices were leased by an unrelated party, subleased to Messrs. Thomas and David Kreitzer and made available by them to the Company on a month-by-month basis at no cost.   The Company's fiscal year ends on December 31.  At March 31, 2005, the Company had two part time employees (Thomas Kreitzer and David Kreitzer) both of whom served at nominal compensation and Valeo, its subsidiary, had four full-time employees.  The Company anticipates adding several full time employees in the near future in management and for administrative and technical support.

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

 (b)   Liquidity and Capital Resources

As of March 31, 2005 the Company had established source of revenue from sales of water heater units.  Nonetheless, it has a negative working capital of $3,024,547 and has accumulated losses of $3,700,489.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Envirotech Systems Worldwide, Inc. (“Envirotech”), is a wholly-owned subsidiary of the Company.  Prior to the acquisition of Envirotech, by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998.  On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years.  The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on such assets granted to the law firm of Jennings, Strouss & Salmon in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees.  As part of the settlement, Envirotech granted the distributor a Stipulated Judgment that was not to be filed of record so long as no default existed.  On April 14, 2004, the distributor claimed a breach and filed the Stipulated Judgment.  Management believes no default existed to warrant the filing of the judgment.  Nonetheless, the filing of that judgment was a material consideration to the filing of the Chapter 11 Bankruptcy Petition discussed below.

Envirotech is also the defendant in a suit filed in 2002 in the U.S. District Court, for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc.  The Company is not affiliated with Envirotech of Texas, Inc.  The suit alleges that Envirotech has infringed on the patent rights of others and seeks damages and an order to cease and desist.  Envirotech engaged legal counsel to represent it in this matter.  Management believes the suit is without merit and that Envirotech will prevail in the matter.  In 2004 Envirotech’s counsel withdrew and due to a lack of funds, Envirotech was unable to obtain new counsel.  The Court ordered Envirotech to appear with new counsel by August 9, 2004 or default would be entered against it.  In order to avoid an entry of default, which would have found that Envirotech’s product infringed upon the patent of Mr. Seitz and Microtherm, Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on August 6, 2004 (discussed below).  The obligations of Envirotech in this matter remain the sole liability of Envirotech and the parent company, Tankless, has not assumed any portion of such obligations.  The filing of the petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on judgments entered against Envirotech.

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

On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona.  The filing of this Petition with the Bankruptcy Court has stayed all existing litigation, judgments and efforts to collect on the judgments.  Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, the Company has not assumed any liability for the obligations of Envirotech.  As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million.  Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement.  All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, have been stayed during the pendency of the Bankruptcy proceedings.  Envirotech filed a Plan of Reorganization and Disclosure Statement in December 2003 and the outcome of that plan is inconclusive as of the date of this filing.  The Plan did not receive the required creditor approval and further hearings have been scheduled to address the matter.

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

Date:  May 23, 2005

By:   /s/  Thomas Kreitzer

Thomas Kreitzer,

Chief Executive Officer

and Principal Accounting Officer