Form 10QSB
period 2005-06-30
TANKLESS SYSTEMS WORLDWIDE INC
filed 2005-08-15
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to __________

COMMISSION FILE NUMBER: 000-27549

TANKLESS SYSTEMS WORLDWIDE, INC .

(Exact name of Company as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0362112 (I.R.S. Employer Identification No.)

7650 E. Evans Road, Suite C, Scottsdale, Arizona          85260

(Address of principal executive offices)                                         (Zip Code)

Company's telephone number: (480) 609-7575

--------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity.  As of August 12, 2005  – 15,037,238, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

Index

Page

Number

PART I    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Report of Independent Registered Public Accounting Firm

3

Consolidated Balance Sheets as of June 30, 2005

and December 31, 2004

4 -5

Consolidated Statements of Operations for the six months

ended June 30, 2005 and 2004

6

Consolidated Statements of Stockholders' Equity cumulative

from December 31, 2000 to June 30, 2005

7-9

Consolidated Statements of Cash Flows for the six months

ended June 30, 2005 and 2004

10

Notes to Financial Statements

11-21

ITEM 2.   Managements Discussion and Analysis of Financial Condition

and Results of Operations/Plan of Operation

22

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

Tankless Systems Worldwide, Inc.

We have reviewed the accompanying consolidated interim balance sheets of Tankless Systems Worldwide, Inc., as of June 30, 2005, and December 31, 2004 and the associated consolidated statements of operations, stockholders’ equity and cash flows for the three and six month periods ended June 30, 2005 and June 30, 2004. These interim financial statements are the responsibility of the Company’s management.

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

Shelley International, CPA

Mesa, Arizona, U.S.A.

August 12, 2005

Tankless Systems Worldwide, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30
	2005	December 31,
	(Unaudited)	2004
CURRENT ASSETS
Cash	$ 39,744	$ 18,690
Accounts Receivable, Net	108,342	110,721
Inventory at Cost	118,373	76,131
Prepaid Expenses	2,782	2,782

Total Current Assets	269,241	208,324

EQUIPMENT, NET	43,926	62,282

OTHER ASSETS
Patents and Software, Net	43,576	43,778
Investment in Subsidiary	250,000	250,000
Other Receivables	75,527
Deposits	7,514	7,514

Total Other Assets	376,617	301,292

Total Assets	$ 689,784	$ 571,898

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED BALANCE SHEETS, continued

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$ 877,693	$ 618,155
Other Payables	25,330	76,125
Notes Payable	1,814,758	1,952,258
Accrued Interest Payable	111,483	100,891
Related Party Payable	60,000
Customer Deposits	168,544	120,368

Total Liabilities	3,057,808	2,867,797

STOCKHOLDERS' EQUITY
Common Stock authorized is
100,000,000 shares at $0.001par value.
Issued and outstanding on June 30,
2005 is 14,753,713 shares, December 31,
2004 is 13,125,977 shares.	14,754	13,126

Paid in Capital	1,775,166	1,122,648

Subscriptions Receivable	(37,500)	(112,500)

Retained (Loss)	(4,120,444)	(3,319,173)

Total Stockholders' Equity	(2,368,024)	(2,295,899)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$ 689,784	$ 571,898

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
INCOME
Product Sales	$ 96,534	$ 61,235	$ 151,561	$ 216,440
Other Income	6,264	80	6,264	159

Total Income	102,798	61,315	157,825	216,599

Less Cost of Goods Sold	15,004	46,232	37,826	146,735

Gross Income	87,794	15,083	119,999	69,864

EXPENSES
Legal and Professional	36,802	19,384	56,081	69,646
General and Administrative	350,848	290,117	504,693	547,772
Research and Development	50,770	(19,750)	209,688	750
Advertising	-	924	813	10,292
Loss on Sale of Assets	-
Depreciation	9,179		18,357	7,032
Amortization	6,613		13,227	2,133
Interest Expense	53,537	13,154	118,411	48,721

Total Expenses	507,749	303,829	921,270	686,346

Net (Loss) before Income Taxes	(419,955)	(288,746)	(801,271)	(616,482)

Income Tax Expense

NET (LOSS)	$ (419,955)	$ (288,746)	$ (801,271)	$ (616,482)

Basic and diluted (loss) per share	$ (0.03)	$ (0.02)	$ (0.06)	$ (0.05)

Weighted Average Number of Common
Shares Outstanding	13,383,051	11,657,120	13,383,051	11,657,120

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the period December 31, 2000 to June 30, 2005

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

(Continued on following page)

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY, Continued
For the period December 31, 2000 to June 30, 2005

	Common Stock		Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Loss)	Equity
Balance December 31, 2002	7,024,022	1,498	1,044,623	-	(2,103,344)	(1,057,223)

Common Shares cancelled and
retained earnings adjustment for
termination of business acquisition	(5,525,944)				852,261	852,261
Common Shares cancelled for unused
prepaid service	(162,500)	(163)	(16,087)			(16,250)
Common Shares issued to retire Debt
in the amount of $27,205	49,645	50	27,815			27,865
Common Shares issued for services	1,622,855	1,623	317,572			319,195
Common Shares issued for business
acquisition including purchase of	8,366,378	8,366	241,634			250,000
(Negative) Capital			(1,125,661)			(1,125,661)
Common Stock Options issued for
services			6,300			6,300
Net (Loss)					(366,913)	(366,913)

Balance December 31, 2003	11,374,456	11,374	496,196	-	(1,617,996)	(1,110,426)

Common Shares issued for services	1,337,500	1,338	387,418			388,756
Common Shares issued to retire Debt
and interest of $91,281	172,354	172	91,109			91,281
Common Shares issued for cash through
exercise of warrants	66,667	67	16,600			16,667
Common Shares cancelled in acquisition
settlement	(2,075,000)	(2,075)	2,075			-
Common Stock Options issued for
services			19,000			19,000
Common Stock issued for subscriptions
receivable	2,250,000	2,250	110,250	(112,500)		-

Net (Loss)					(1,701,177)	(1,701,177)
Balance December 31, 2004	13,125,977	$13,126	$ 1,122,648	$ (112,500)	$ (3,319,173)	$ (2,295,899)
(Continued on following page)
The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY, Continued For the period December 31, 2000 to June 30, 2005

	Common Stock		Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	(Loss)	Equity

Balance December 31, 2004	13,125,977	$ 13,126	$ 1,122,648	$ (112,500)	$ (3,319,173)	$ (2,295,899)

Common Shares issued for services	774,201	774	183,927			184,701
Common Shares issued for Cash	540,909	541	296,959			297,500
Common Shares issued to retire Debt
and accumulated interest in the
amount of $171,945	312,626	313	171,632			171,945
Service received on subscriptions
receivable				75,000		75,000
Net (Loss)					(801,271)	(801,271)

Balance June 30, 2005	14,753,713	$ 14,754	$ 1,775,166	$ (37,500)	$ (4,120,444)	$ (2,368,024)

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

CONSOLIDATED STATEMENTS CASH FLOWS

(Unaudited)

	Six Months Ended June 30
	2005	2004
Operating Activities

Net (Loss)	$ (801,271)	$ (616,482)

Common Share Options issued for service		6,000
Shares issued for services rendered.	184,701	232,550
Shares issued to retire debt and interest.	171,945	39,034
Amortization of intangible assets.	202	2,133
Depreciation Expense.	18,356	7,032
Original Issue Discount	23,947	(92,750)
Changes in assets and liabilities:
Inventory	(42,242)	7,123
Accounts Receivable	(73,148)	(13,430)
Prepaid Expense		(24,622)
Accrued Interest Payable	(13,355)	13,788
Accounts Payable	208,743	(62,058)
Notes Payable	(157,500)	30,000
Subscription Receivable	75,000
Customer Deposits	48,176	(24,024)

Net Cash Provided by Operating Activities	(356,446)	(495,706)

Investing Activities

Purchase of Patents and Software		(11,502)
Purchase of Equipment	-	(22,163)

Net Cash (Used) by Investing Activities	-	(33,665)

Financing Activities

Proceeds Received from sale of stock	297,500	16,667
Principal Received on convertible debentures	20,000	550,738
Principal received from related party loan	60,000

Cash Provided by Financing Activities	377,500	567,405

Net Increase/(Decrease) in Cash	21,054	38,034

Cash, Beginning of Period	18,690	412

Cash, End of Period	$ 39,744	$ 38,446

Supplemental Information:
Taxes	$ -	$ -
Interest	$ 119,690	$ 48,721

The accompanying notes are an integral part of these statements

Tankless Systems Worldwide, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and December 31, 2004

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

The accompanying balance sheets of June 30, 2005, and December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended June 30, 2005 and 2004, consolidate the activity of the Company for all reported periods with the activity of its subsidiary Envirotech from January 1, 2004 to June 30, 2005; its subsidiary ION from inception (January 2004) to June 30, 2005 and its subsidiary Valeo from inception (January 2005) to June 30, 2005.

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

Period Ended

   6/30/05

12/31/04

Accounts Receivable

$115,298

$69,774

Employee Advances

47,903

Less Allowance for Doubtful Accounts

    (6,956)

    (6,956)

Net Accounts Receivable

$108,342

$110,721

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site.  Advertising is expensed when incurred.  Advertising expense for the three months ended June 30, 2005 and March 31, 2004 is $813 and $9,368 respectively.

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

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years.  Fixed assets consist of the following:

Period Ended

6/30/05

12/31/04

Tooling, machinery, furniture

   and fixtures

$192,861

$192,861

Less: Accumulated depreciation

(148,935)

(130,579)

Total

$ 43,926

$ 62,282

Patents

Patent and software costs include direct costs of obtaining patents.  Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

Period Ended

6/30/05

12/31/04

Patents and heater software

$147,300

$134,274

Accumulated Amortization

(103,724)

(90,496)

Net Patents and Heater Software

$43,576

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

  6/30/05

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

867,500

1,025,000

Convertible Notes, Unsecured, Matured one-year

from issue date, bear 10% Interest payable quarterly,

principal and interest convertible into one common

share for each outstanding $1.00.  Six notes

are outstanding that were issued January 7, 2005.

Aggregate Amount:

20,000

Aggregate amount of principle and interest

on notes payable of Subsidiary Envirotech

listed in Chapter 11 Bankruptcy

  827,258

  846,523

Total Notes Payable

1,814,758

1,971,523

Accrued Interest Payable

     111,483

       81,626

Total Notes and Interest Payable

$1,926,241

$2,053,149

Note 4.

STOCKHOLDERS’ EQUITY

As of June 30, 2005, the Company has 100,000,000 shares of common stock authorized at a par value of $0.001.  On June 30, 2005 and December 31, 2004 common stock issued and outstanding were 14,753,713 and 13,125,977 shares respectively.

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

On March 24, 2005, the Company adopted an employee stock incentive plan setting aside 500,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered.  The proposed maximum offering price of such shares is $1.00 per share.

A compensation committee appointed by the Board of Directors who shall have the right to grant awards or stock options administers the plan.

On March 30, 2005, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 500,000 shares provided by this plan, at a maximum offering price of $1.00 per share.

As of June 30, 2005, the Company has issued 124,201 shares covered by the 2005 Stock Incentive Plan adopted by the Company on March 24, 2005.

The Company was initially capitalized November 30, 1993 with the issue of 500,000 shares for $5,000 and at December 31, 2004 had 13,125,977 common shares outstanding.  Since December 31, 2004 the Company has issued 774,201 common shares for services valued at $184,701, 540,909 common shares for $297,500 cash, and 312,626 shares in satisfaction of total principal and interest on notes payable in the amount of $171,945.

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

Balance, June 30, 2005

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

Year

Amount

Expiration

2001

120,900

2021

2002

1,154,438

2022

2003

366,919

2023

2004

 1,701,177

2024

Total

$3,343,434

Note 6.

LEASES AND OTHER COMMITMENTS:

The Company occupies space leased by Envirotech.  The lease extends to June 30, 2006 and contains a 120 day escape clause.  The numbers shown below assume that the Company will remain in its current office space.

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

On June 9, 2005 the company filed notice with the SEC of its intent to raise $1,100,000 in a private placement to accredited investors wherein one share of common stock would be issued for every $0.55 invested.  As of 28 July 2005 2,000,000 common shares were issued and the $1,100,000 was raised.

On July 29, 2005 the company filed notice with the SEC of its intent to raise $935,000 in a private placement to accredited investors wherein one share of common stock would be issued for every $0.55 invested.  The company estimates completion of this raise by 6 August 2005.

In preparation for manufacturing its new technologies, the company has entered into an operating lease with the option to buy a 28,000 square foot light manufacturing facility.  The effective date of the lease is August 15, 2005 with a monthly base payment of $16,800.  The building will house the assembly of its new tankless water heating products and will include 7,000 to 8,000 square feet of administrative offices.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following  Discussion and Analysis  should be read in  conjunction  with the financial statements and notes included in this Form 10-QSB and the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

(a)

Plan of Operation.

Tankless Systems Worldwide, Inc., a Nevada corporation (“Tankless”), was originally organized on November 23, 1993 as Amexan, Inc.; the name was changed on June 1, 1998 to Nostalgia Motorcars, Inc. (“Nostalgia”), to Elution Technologies, Inc., on June 11, 2002, and changed again on June 4, 2003, to Tankless Systems Worldwide, Inc.

Tankless has three subsidiary corporations.  On November 7, 2003, the Company acquired Envirotech Systems Worldwide, Inc. (Envirotech), a private Arizona corporation, as a wholly owned subsidiary.  In January 2004, it formed ION Tankless, Inc.(ION), an Arizona corporation, to do research, development and marketing of new tankless heating technologies.  In January 2005, it organized Valeo Industries, Inc. (Valeo), a Nevada corporation, to license ION technologies and to manufacture and distribute products using those technologies.  Except as otherwise specified, all references herein to the "Company" refer to Tankless and its wholly-owned subsidiaries, Envirotech, ION and Valeo.  The Company’s fiscal year ends on December 31.

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

Proprietary rights to the design of the electronic tankless water heater were Envirotech’s principal assets.  Envirotech was granted a patent by the United States Patent and Trademark Office for its Modular Tankless Electronic Water Heater (ETWH) (Patent No. US 6,389,226 B1).  A competitor, however, brought the value of that patent, into question with the filing of a patent infringement lawsuit.  In 2002, Envirotech was named as a defendant in a patent infringement suit alleging that Envirotech’s product infringed upon a patent owned by David Seitz and Microtherm, Inc.  Mr. Seitz and Microtherm filed the suit in the United Stated District Court for the Southern District of Texas, Houston Division (the “Houston suit”).  Management believed, and continues to believe, that the products manufactured and distributed by Envirotech did not infringe on the patents of others and that it would prevail on the merits.  However, Envirotech’s counsel withdrew and due to a lack of funds, Envirotech was unable to obtain new counsel.  The Court ordered Envirotech to appear with new counsel by August 9, 2004 or default would be entered against it.  No contingency has been recorded with regard to this matter.  At a hearing in May 2005, the Bankruptcy Court agreed that the plaintiff in the Houston suit could, if he so chose, re-open the case for the sole purpose of determining whether Envirotech is liable and, if so, to what extent.  The Court, however, retained jurisdiction over the matter with respect to how such a liquidated claim would be treated in the Bankruptcy case.

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

As of the date of filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million.  With the exception of a guarantee to one critical supplier in the amount of approximately $42,500, Tankless has not assumed any liability for the obligations of Envirotech.  The filing of the Bankruptcy Petition has stayed all creditors and suits.  In December 2004 the Company filed a Plan of Reorganization, which initially failed to achieve the requisite approval of creditors.  Subsequently, certain of the creditors have indicated they will vote to approve the Plan and a Confirmation Hearing is scheduled August 16, 2004, in the Bankruptcy Court.  The Company expects that its Plan of Reorganization will be approved.

Although the Company believes that Plan of Reorganization will be accepted by the creditors and approved by the Court, Tankless has no way to assure that such will occur.  Nonetheless, Tankless has concluded that the success of the Company is not contingent upon the survival of Envirotech.  The filing of the bankruptcy petition by Envirotech did not adversely affect the ongoing operations of the Company or its research and development subsidiary, ION Tankless, Inc. However, because of the patent infringement challenge and other uncertainties associated with its Bankruptcy, Envirotech has discontinued marketing of all models of the ESI-2000 tankless water heater previously manufactured by it.

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

During 2004, the Company sold $1,075,000 principal amount of 10% senior notes due one year from date of issue and 537,500 shares of common stock in private placements.  We used the net proceeds from the offerings to pursue research and development of new products; proceed with marketing, manufacturing and sales of existing products through Envirotech; hire additional personnel and engage consultants as needed; and for general working capital purposes.  Between December 31, 2004 and June 30, 2005 the Company issued 774,201 common shares for services valued at $184,701, 540,909 common shares for $297,500 cash, and 312,626 shares in satisfaction of total principal and interest on notes payable in the amount of $171,945.  The proceeds from the sales of stock were used to continue research and development, to extinguish certain short-term indebtedness, to acquire tools and dies and raw materials inventory for planned operations, engage consultants as needed, and for general operating purposes.

As of August 12, 2005, the business office of the Company was located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona  85260.  Envirotech leases these offices pursuant to an amended lease agreement that expires on June 30, 2006.  However, the Company may terminate the lease on 120 days notice.  Prior to removal of the offices of the Company to the above location, the Company occupied space at 2920 E. Camelback Rd., Suite 150, Phoenix, Arizona  85016.  These offices were leased by an unrelated party, subleased to Messrs. Thomas and David Kreitzer and made available by them to the Company on a month-by-month basis at no cost.

The Company has recently contracted to purchase an approximately 28,000 square foot light industrial building in Chandler, Arizona.  The agreement provides that the Company will occupy the building on a triple-net lease basis until close of escrow.  The monthly base rent is approximately $17,000 and the Company expects to occupy the building on August 15, 2005.  From this facility the Company plans to manufacture, market and distribute a new line of water heating products beginning in the fourth quarter of this year.

The Company's fiscal year ends on December 31.  At June 30, 2005, Tankless had two part time employees (Thomas Kreitzer and David Kreitzer) both of whom served at nominal compensation and Valeo, its subsidiary, had four full-time employees.  The Company anticipates adding several full time employees in the near future in management and for administrative and technical support.

Tankless currently has 15,037,238 shares issued and outstanding.  The shares of common stock of Tankless are traded on the National Association of Securities Dealers’ (NASD) Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol TSYW.

The foregoing Plan of Operation may contain "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates.  The words "believe," "expect," "anticipate, "intends," "forecast," "project," and similar expressions identify forward-looking statements.  These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control.  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures and the level of expenses incurred in the Company's operations.  In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate.  The Company disclaims any intent or obligation to update "forward looking statements."

(b)   Liquidity and Capital Resources

As of June 30, 2005 the Company had established source of revenue from sales of water heater units. Nonetheless, it has a negative working capital of $2,788,567 and has accumulated losses of $4,120,144.

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

PART II

ITEM 1.   LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed by a law firm that formerly represented the Company.  The suit claims legal fees owed in the amount of approximately $7,500.  The Company disputes this claim and expects to prevail in the matter.

Envirotech Systems Worldwide, Inc. (“Envirotech”), is a wholly-owned subsidiary of the Company.  Prior to the acquisition of Envirotech by Tankless, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May 1998.  On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years.  The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on such assets granted to the law firm of Jennings, Strouss & Salmon in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees.  As part of the settlement, Envirotech granted the distributor a Stipulated Judgment that was not to be filed of record so long as no default existed.  On April 14, 2004, the distributor claimed a breach and filed the Stipulated Judgment.  Management believes no default existed to warrant the filing of the judgment.  Nonetheless, the filing of that judgment was a material consideration to the filing of the Chapter 11 Bankruptcy Petition discussed below.

Envirotech is also the defendant in a suit filed in 2002 in the U.S. District Court, for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc.  The Company is not affiliated with Envirotech of Texas, Inc.  The suit alleges that Envirotech has infringed on the patent rights of others and seeks damages and an order to cease and desist.  Envirotech engaged legal counsel to represent it in this matter.  Management believes the suit is without merit and that Envirotech will prevail in the matter.  In 2004 Envirotech’s counsel withdrew and due to a lack of funds, Envirotech was unable to obtain new counsel.  The Court ordered Envirotech to appear with new counsel by August 9, 2004 or default would be entered against it.  In order to avoid an entry of default, which would have found, without a fining based on the merits, that Envirotech’s product infringed upon the patent of Mr. Seitz and Microtherm, Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on August 6, 2004 (discussed below).  The obligations of Envirotech in this matter remain the sole liability of Envirotech and the parent company, Tankless, has not assumed any portion of such obligations.  The filing of the petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on judgments entered against Envirotech.  At a hearing in May 2005, the Bankruptcy Court agreed that the plaintiff in the Houston suit could, if he so chose, re-open the Houston Case for the sole purpose of determining whether Envirotech is liable and, if so, to what extent.  The Court, however, retained jurisdiction over the matter with respect to how such a liquidated claim would be treated in the Bankruptcy case.

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

On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona.  The filing of this Petition with the Bankruptcy

Court has stayed all existing litigation, judgments and efforts to collect on the judgments.  Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, the Company has not assumed any liability for the obligations of Envirotech.  As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million.  Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement.  All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, have been stayed during the pendency of the Bankruptcy proceedings.  Envirotech filed a Plan of Reorganization and Disclosure Statement in December 2004, which initially failed to receive the requisite approval of its creditors.  Subsequently, certain of the creditors have indicated they will vote to approve the Plan and a Confirmation Hearing is scheduled August 16, 2004, in the Bankruptcy Court.  The Company expects that its Plan of Reorganization will be approved.

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

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Company nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

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

31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to U.S.C. 18 Section 1350

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

TANKLESS SYSTEMS WORLDWIDE, INC.

 (formerly Elution Technologies, Inc.)

Date:  August 15, 2005

By:     /s/  Thomas Kreitzer

Thomas Kreitzer,

Chief Executive Officer

and Principal Accounting Officer