Form 10QSB
period 2005-09-30
SKYE INTERNATIONAL, INC
filed 2005-11-23
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to __________

COMMISSION FILE NUMBER: 000-27549

SKYE INTERNATIONAL, INC.

(Exact name of Company as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0362112 (I.R.S. Employer Identification No.)

7150 West Erie Street, Chandler, Arizona                      85226

        (Address of principal executive offices)                        (Zip Code)

Company's telephone number: (480) 889-9999

TANKLESS SYSTEMS WORLDWIDE, INC.

7650 E. Evans Rd., Suite C, Scottsdale, AZ  85260   (480) 609-7575

(Former name, address and phone number if changed since last report)

--------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity.  As of September 30, 2005  – 17,691,033, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO {X}

Index

Page

Number

PART I    FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Report of Independent Registered Public Accounting Firm

3

Consolidated Balance Sheets as of September 30, 2005

and December 31, 2004

4 -5

Consolidated Statements of Operations for the nine months

ended September 30, 2005 and 2004

6

Consolidated Statements of Stockholders' Equity cumulative

from December 31, 2000 to September 30, 2005

7

Consolidated Statements of Cash Flows for the nine months

ended September 30, 2005 and 2004

8

Notes to Financial Statements

9-21

ITEM 2.   Managements Discussion and Analysis of Financial Condition

and Results of Operations/Plan of Operation

22

ITEM 3.   Controls and Procedures

29

PART II   OTHER INFORMATION

     ITEM 1.   Legal Proceedings

30

  ITEM 2.   Change in Securities and Use of Proceeds

32

     ITEM 3.   Defaults Upon Senior Securities

32

     ITEM 4.   Submission of Matters to Vote of Security Holders

32

     ITEM 5.   Other Information

32

     ITEM 6.   Exhibits

32

SIGNATURES

33

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

Skye International, Inc.

We have reviewed the accompanying consolidated interim balance sheets of Skye International, Inc., as of September 30, 2005, and December 31, 2004 and the associated consolidated statements of operations, stockholders’ equity and cash flows for the three and nine month periods ended September 30, 2005 and September 30, 2004. These interim financial statements are the responsibility of the Company’s management.

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

Shelley International, CPA

Mesa, Arizona, U.S.A.

November 23, 2005

Skye International, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,
	2005	December 31,
	(Unaudited)	2004
CURRENT ASSETS
Cash	$ 52,548	$ 18,690
Accounts Receivable, Net	190,472	110,721
Inventory at Cost	139,723	76,131
Prepaid Expenses	123,282	115,282

Total Current Assets	506,025	320,824

EQUIPMENT, NET	63,031	55,250

OTHER ASSETS
Patents and Software, Net	36,962	41,645
Deposits	77,514	7,514

Total Other Assets	114,476	49,159

Total Assets	$ 683,532	$ 425,233

The accompanying notes are an integral part of these statements

Skye International, Inc.

CONSOLIDATED BALANCE SHEETS, continued

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,
	2005	December 31,
	(Unaudited)	2004

LIABILITIES
Accounts Payable	$ 871,634	$ 618,155
Other Payables	26,299	76,125
Notes Payable	1,139,669	1,952,258
Accrued Interest Payable	108,961	100,891
Related Party Payable	60,000
Customer Deposits	168,544	120,368

Total Liabilities	2,375,107	2,867,797

STOCKHOLDERS' EQUITY
Common Stock authorized is
100,000,000 shares at $0.001par value.
Issued and outstanding on September 30,
2005 is 17,691,033 shares, December 31,
2004 is 13,125,977 shares.	17,692	13,126

Paid in Capital	5,544,161	3,369,057

Retained (Loss)	(7,253,428)	(5,824,747)

Total Stockholders' Equity	(1,691,575)	(2,442,564)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$ 683,532	$ 425,233

The accompanying notes are an integral part of these statements

Skye International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
INCOME
Product Sales	$ 41,324	$ 24,485	$ 192,885	$ 240,925
Other Income	1,969	2,123	8,233	2,282

Total Income	43,293	26,608	201,118	243,207

Less Cost of Goods Sold	19,314	15,610	57,140	162,345

Gross Income	23,979	10,998	143,978	80,862

EXPENSES
Legal and Professional	79,314	32,467	165,395	102,113
General and Administrative	355,484	149,010	830,177	699,895
Research and Development	156,935	-	366,623	750
Advertising	2,350	4,700	3,163	14,992
Depreciation	9,178	4,803	27,535	18,867
Amortization	6,614	12,939	19,841	17,205
Interest Expense	41,514	65,011	159,925	113,732

Total Expenses	651,389	268,930	1,572,659	967,554

Net (Loss) before Income Taxes	(627,410)	(257,932)	(1,428,681)	(886,692)

Income Tax Expense

NET (LOSS)	$(627,410)	$(257,932)	$(1,428,681)	$(886,692)

Basic and diluted (loss) per share	$ (0.04)	$ (0.02)	$ (0.10)	$ (0.08)

Weighted Average Number of
Common Shares Outstanding	14,401,322	11,657,120	14,401,322	11,657,120

The accompanying notes are an integral part of these statements

Skye International, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period from December 31, 2000 to September 30, 2005

	Common Stock		Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2002	7,931,484	$ 7,931	$1,941,620	$(2,430,977)	$ (481,426)
					-
Common Shares issued for Cash	434,894	435	967,925		968,360
Common Shares issued in recapitalization	3,008,078	3,008	(166,940)		(163,932)
					-
Net (Loss)				(1,683,428)	(1,683,428)

Balance December 31, 2003	11,374,456	11,374	2,742,605	(4,114,405)	(1,360,426)

Common Shares issued for services	800,000	800	228,080		228,880
Common Shares valued at $159,876
issued to obtain $1,075,000 debt	537,500	538	159,338		159,876
Common Shares issued to retire Debt
and interest of $91,281	172,354	172	91,109		91,281
Common Shares issued for cash through
exercise of warrants	66,667	67	16,600		16,667
Common Shares cancelled in acquisition
settlement	(2,075,000)	(2,075)	2,075		-
Common Stock Options issued for
services			19,000		19,000
Common Stock issued for prepaid
services	2,250,000	2,250	110,250		112,500

Net (Loss)				(1,710,342)	(1,710,342)

Balance December 31, 2004	13,125,977	13,126	3,369,057	(5,824,747)	(2,442,564)

Common Shares issued for services	1,157,726	1,158	304,480		305,638
Common Shares issued for Cash	2,564,819	2,565	1,408,085		1,410,650
Common Shares issued to retire Debt
and accumulated interest in the
amount of $462,539	842,511	843	462,539		463,382

Net (Loss)				(1,428,681)	(1,428,681)

Balance September 30, 2005	17,691,033	$ 17,692	$5,544,161	$(7,253,428)	$(1,691,575)

The accompanying notes are an integral part of these statements

 Skye International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30
	2005	2004
Operating Activities
Net (Loss)	$ (1,428,681)	$ (886,692)

Non-Cash Adjustments to Net Income
Common Share Options issued for service		6,000
Shares issued for services	305,638	281,176
Shares issued to retire debt and interest	463,382	39,034
Amortization of intangible assets	17,205	17,205
Depreciation Expense	27,535	18,867
Changes in assets and liabilities:
(Increase)/Decrease in Security Deposits	(70,000)
(Increase)/Decrease in Inventory	(63,592)	9,440
(Increase)/Decrease in Accounts Receivable	(79,751)	(59,353)
(Increase)/Decrease in Prepaid Expense	(8,000)	(36,437)
Increase/(Decrease) Accrued Interest Payable	8,070	11,452
Increase/(Decrease) in Accounts Payable	203,653	64,906
Increase/(Decrease) in Related Party Payable	60,000
Increase/(Decrease) Customer Deposits	48,176	7,761
Net Cash Provided by Operating Activities	(516,365)	(526,641)

Investing Activities
Purchase of Patents and Software	(12,522)	(72,438)
Purchase of Equipment	(35,316)	(9,969)
Net Cash (Used) by Investing Activities	(47,838)	(82,407)

Financing Activities
Proceeds from sale of stock	1,410,650	16,667
Proceeds received on convertible debentures		634,667
Repayment of Notes	(812,589)
Proceeds received from related party loan
Cash Provided by Financing Activities	598,061	651,334

Net Increase/(Decrease) in Cash	33,858	42,286

Cash, Beginning of Period	18,690	412

Cash, End of Period	$ 52,548	$ 42,698

Supplemental Information:
Taxes	$ -	$ -
Interest	$ 159,925	$ 35,567

	The accompanying notes are an integral part of these statements

SKYE INTERNATONAL, INC.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and December 31, 2004

Note 1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Skye International, Inc., a Nevada corporation (Company), was originally organized on November 23, 1993 as Amexan, Inc., and then on June 1, 1998 the name was changed to Nostalgia Motorcars, Inc.  On June 11, 2002, the Company changed its name to Elution Technologies, Inc., and on June 4, 2003, it changed its name to Skye International, Inc.  Finally, on October 21, 2005, it changed its name to Skye International, Inc.

On November 7, 2003, the Company acquired Envirotech Systems Worldwide, Inc. (Envirotech), a private Arizona corporation, as a wholly owned subsidiary.  The acquisition was accounted for as a stock exchange reverse acquisition.  Skye International, Inc. is the surviving legal entity with Envirotech Systems Worldwide, Inc., as the surviving legal subsidiary whose historical accounting financial statements are provided for reporting purposes.  The purchase was made in a one-for-one stock exchange of 8,366,778 shares of the Company’s common stock for all of the issued and outstanding shares of Envirotech.  For more details of this acquisition see Note 2.

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

The accompanying balance sheets of September 30, 2005, and December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended September 30, 2005, and 2004 reports the consolidated activity of the Company for all reported periods.

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

Accounts Receivable

Accounts receivable is recorded when an order is received from a distributor and shipped.  An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts.  Net accounts receivable is as follows:

Period Ended

   9/30/05

  12/31/04

Accounts Receivable

$143,525

$69,774

Employee Advances

53,903

47,903

Less Allowance for Doubtful Accounts

    (6,956)

    (6,956)

Net Accounts Receivable

$190,472

$110,721

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site.  Advertising is expensed when incurred.  Advertising expense for the year ending September 30, 2005 and 2004 is $2,350 and $9,368 respectively.

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

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which range from two to seven years.  Fixed assets consist of the following:

Period Ended

   9/30/05

   12/31/04

Tooling, machinery, furniture

   and fixtures

$221,145

$192,861

Less: Accumulated depreciation

(158,114)

(137,611)

Total

$ 63,031

$ 55,250

Patents

Patent and software costs include direct costs of obtaining patents.  Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

Period Ended

   9/30/05

   12/31/04

Patents and heater software

$147,299

$134,274

Accumulated Amortization

(110,337)

(92,629)

Net Patents and Heater Software

$ 36,962

$41,645

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

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors.  The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory.  The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold.  The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given.  SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  The common stock paid to non-employees was valued at the value of the stock given.

Warranty and Right of Return

Upon the sale of a system, the Company gives a 30-day money back guarantee less a 6% restocking charge.  After the 30 days the Company gives an additional five years warranty on replacement of parts.  The tank chamber is warranted not to leak for 20 years.  The Company has limited history with claims against its warranty.  A warranty allowance based on 2002 and 2003 data was set up and is netted against product sales.

Note 2.

ACQUISITION OF SUBSIDIARY

On November 7, 2003, the Company acquired Envirotech Systems Worldwide, Inc. a private Arizona corporation (Envirotech), as a wholly owned subsidiary.  On the date of purchase the Company had 3,008,078 common shares issued and outstanding.  The purchase was made in a one-for-one stock exchange of 8,366,778 shares of the Company’s common stock for all of the issued and outstanding shares of Envirotech.  The Statement of Stockholders’ Equity has been retroactively restated to reflect the affect of a recapitalization of Envirotech at the time of purchase.

Note 3.

 NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

During the year ended December 31, 2004, the Company received $1,075,000 through private placements to accredited investors and an additional $100,000 during the period ended March 31, 2005.  The investor receives a one-year debenture with an interest rate of 10% per year, payable, quarterly.  Additionally, the investor receives one (1) share of the Company’s restricted common stock for each Two Dollars ($2.00) of debentures purchased.  The principle and unpaid interest is convertible at the option of the Company to common stock at the rate of one share of stock for every $1.00 outstanding at the due date.  Rather that enforcing conversion as provided by the language of the notes the Company makes offers of conversion to the note holders to accept conversion based on current stock values or repayment of the note.

Notes payable and capital lease obligations consist of the following:

For Period Ended

  9/30/05

  12/31/04

Convertible Notes, Unsecured, Matured March

2001 bear 12.5% Interest, principle and interest

convertible into one common share and one

warrant at 75% of the average closing price over

the 10-day period prior to conversion.  Warrants

have expired and notes have not been

converted and are in default.

$100,000

$100,000

Convertible Notes, Unsecured, Matured one-year

from issue date, bear 10% Interest payable quarterly,

principle and interest convertible, at the option of the

Company, into one common share for each $1.00

outstanding.  Thirty-six notes were issued

Aggregate Amount:

195,485

1,025,000

Aggregate amount of principle and interest

on notes payable of Subsidiary Envirotech

listed in Chapter 11 Bankruptcy

846,523

846,523

Accrued Interest Payable

     108,961

      81,626

Total Notes and Interest Payable

$1,250,969

$2,053,149

Note 4.

RELATED PARTY TRANSACTIONS

A shareholder has provided an operating loan to the company in the amount of $70,000.  The loan is a demand non-interest bearing loan with a balance of $60,000 at September 30, 2005.

Note 5.

STOCKHOLDERS’ EQUITY

As of September 30, 2005, the Company has 100,000,000 shares of common stock authorized at a par value of $0.001.  On December 31, 2004 and 2003 common stock issued and outstanding were 13,125,977 and 11,374,456 shares respectively.

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

As of September 30, 2005, the Company has issued 124,201 shares covered by the 2005 Stock Incentive Plan adopted by the Company on March 24, 2005, at a total amount of $122,201.

The Company was initially capitalized November 30, 1993 with the issue of 500,000 shares for $5,000 and at December 31, 2004 had 13,125,977 common shares outstanding.  Since December 31, 2004 the Company has issued 1,157,726 common shares for services valued at $305,638; 2,564,819 common shares for 1,410,650 cash and 842,511 common shares issued to retire debt and associated interest in the amount of $463,382.

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

Balance, September 30, 2005

700,000

Note 6.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance equal to the deferred tax asset has been recorded.  The total deferred tax asset is $1,595,754, as of September 30, 2005, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $7,253,428.  The total valuation allowance is a comparable $1,595,754.

Year Ended December 31

  2004

  2003

Deferred Tax Asset

376,275

$370,354

Valuation Allowance

(376,275)

(370,354)

Current Taxes Payable

           0.00

           0.00

Income Tax Expense

$      0.00

$      0.00

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year

Amount

Expiration

1999

919,262

2019

2000

841,584

2020

2001

345,447

2021

2002

 399,683

2022

2003

1,683,428

2023

2004

1,710,342

2024

 Period Ended September 30, 2005

1,428,681

Total

$7,253,428

Note 7.

LEASES AND OTHER COMMITMENTS:

The Company occupies space leased by Envirotech.  The lease extends to June 30, 2006.  The numbers shown below assume that the Company will remain in its current office space.  On October 1, 2005 the company exercised a 120-day termination notification clause in this lease with estimated lease payments totaling $6,339 through December 31, 2005.

In preparation for manufacturing its new technologies, the company has entered into an operating lease with the option to buy a 28,000 square foot light manufacturing facility in Chandler, Arizona.  The effective date of the lease is August 15, 2005 with a monthly base payment of $16,800.  The building will house the assembly of its new tankless water heating products and will include 7,000 to 8,000 square feet of administrative offices.

Year 1

Year 2

Year 3

Year 4

Year 5

Office an Mfg

$201,600

$201,600

$201,600

$201,600

$201,600

Note 8.

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

Management’s Plans

Management feels that industry trends are encouraging.  Advertising will continue through the printed media, cable television and the Internet. As new homebuilders become aware of the product it will be included in original house plans.

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

Note 9.

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

Note 10.

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

Note  11.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

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

Statement No. 154

 Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Note  12.

SUBSEQUENT EVENTS

On October 1, 2005 the Company exercised its 120-day termination notification on its current building lease.

On October 7, 2005, the Company’s subsidiary Envirotech filed a motion to dismiss its petition of bankruptcy under Chapter 11.  On the same day it filed a motion setting a bar date for the objections to its motion to dismiss of 20 days from October 7, 2005.  The primary reasons for the bankruptcy pleading was removed when the court no longer stayed the patent infringement action in Texas taken against Envirotech.

On October 21, 2005 the Company filed a name change with the State of Nevada.  Effective that date the Company’s name has changed to SKYE INTERNATIONAL, INC.

Off Balance Sheet Contingent Financing

As part of the process of ramping up for production of its newly developed FORTIS unit, the Company has issued purchase orders to several vendors for parts, inventory and other non-recoverable expenditures such as tooling, totaling approximately $2.5 million.  The items that are the subject of these purchase orders are projected to be delivered at various times over the next year, and will be used in the assembly of FORTIS products beginning in the first quarter of 2006.

The Company has contracted to acquire the facilities it occupies in Chandler, Arizona, for $2,815,0000, and has paid a non-refundable deposit in the amount of $50,000 in connection with this agreement.  The contract permits a closing at any time prior to August 2, 2006.  In the event the Company exercises its rights and closes the transaction, it will require an additional $2,765,000 in funding.  It expects to secure a mortgage for a part of the purchase price and will look to other sources for the remaining funds.  In the event the Company chooses not to close the transaction, it will suffer no additional expense beyond the initial earnest money deposit.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2005 and September 30, 2004. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and in the Company’s Annual Report on Form 10-KSB filed on May 2, 2005.

Certain statements contained in this report may be deemed to be forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe-harbor created thereby. Such forward-looking statements relate to, among other things: expected revenue and earnings growth; estimates regarding the size of our target markets; successful penetration of the tankless water heater market; growth expectations for new and existing accounts; expansion of production capability; new product introductions; and our business model.  We caution that these statements are qualified by important factors that could cause actual results to differ materially from those reflected by the forward-looking statements herein. Such factors include, but are not limited to: market acceptance of our products; establishment and expansion of our direct and indirect distribution channels; the level of product technology and price competition for our products; the degree and rate of growth of the markets in which we compete and the accompanying demand for our products; potential delays in international and domestic orders; implementation risks of manufacturing automation; risks associated with rapid technological change; execution and implementation risks of new technology; new product introduction risks; ramping manufacturing production to meet demand; litigation resulting from alleged product- related injuries; product quality risks; potential fluctuations in quarterly operating results; competition; financial and budgetary constraints of prospects and customers; dependence upon sole and limited source suppliers; fluctuations in component pricing; risks of governmental regulations; dependence on a single product; dependence upon key employees; employee retention risks; and other factors detailed in the Company’s filings with the Securities and Exchange Commission.   Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, both of which have been filed with the Commission.  These reports attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

Overview:

Skye International, Inc., a Nevada corporation (“Skye”), was originally organized on November 23, 1993.  It existed as a development stage company until it acquired Envirotech Systems Worldwide, Inc. (Envirotech), a private corporation, as a wholly-owned subsidiary in November 2003.  In addition to Envirotech, Skye has two other subsidiary corporations.  In January 2004, it formed ION Tankless, Inc. (ION), an Arizona corporation, to do research, development and marketing of new tankless heating technologies.  In January 2005, it organized Valeo Industries,

Inc. (Valeo), a Nevada corporation, to license ION technologies and to manufacture and distribute products using those technologies.  Except as otherwise specified, all references herein to the "Company" refer to Skye and its wholly-owned subsidiaries, Envirotech, ION and Valeo.

The Company is in the business of designing, developing, manufacturing and marketing several models of an electronic, tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit, eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide.  Prior to the development of new technology, which is discussed later in this section, the Company was dependent upon the operations of Envirotech for its revenue.

Beginning in 2004 and continuing throughout 2005, production and sales have steadily declined while the Company embarked on an aggressive research and development program to development new technologies and products for the tankless water heater market.  In January 2004, Skye formed ION through which it has since conducted research and development on alternative heating technologies and products.  Skye has invested heavily in a concerted R&D program to develop new and innovative methods of heating water which has resulted in the filing of applications for several patents involving dozens of claims for inventions.  As a result of a year-long research and development program, several patent applications have been filed and new products have been developed and are ready for licensing and production.  This technology is considered state of the art and is expected to set the standard for the future of the tankless water heater industry.

ION holds all patent and intellectual property rights of the Company arising out of this research and development program and expects to license such property to an affiliated entity for manufacturing and distribution.  ION has received notice that one of its patent applications filed on the basis of this research and development has been granted by the U.S. Patent Office.  Other applications for patents submitted by ION are pending and the Company expects that the requested patents will be granted in due course.  In addition, Envirotech was granted a patent by the United States Patent and Trademark Office for its Modular Tankless Electronic Water Heater (ETWH) (Patent No. US 6,389,226 B1).  The Envirotech patent has been assigned as collateral to a promissory note issued by Envirotech to a law firm that provided legal services to it.  The Company does not relay on the Envirotech patent in connection with its plans to commence production of the FORTIS unit as described later in this analysis.

Valeo was organized by Skye in January 2005.  Valeo is expected to license technology from ION and manufacture, market and distribute several lines of water heating products.  Valeo will soon begin production and distribution of a new product line of tankless water heaters that incorporate innovative technology not previously used in the water heating market.  These new products, based on proprietary technology, are expected to serve as the foundation for the future growth of the Company.

The Company has ceased to manufacture the ESI-2000 water heater line of products developed by Envirotech.  Our FORTIS brand product line, which is expected to be delivered to the market during the first quarter of 2006, is the result of the R&D program discussed above.  Skye’s FORTIS series is scalable to meet 40-160 amps and is a microprocessor-controlled electric water heater contained in a compact unit, which is designed to operate in any climate.  Skye’s new and innovative way of heating water for home and business is contained in a small and easy to install unit.  Not only does it supply endless amounts of hot water but it also offers substantial energy savings.  The FORTIS series saves energy, space, water, and is suitable for all areas of the world.  Skye uses the most advanced technology and the highest quality parts in the construction of the FORTIS series, which assures reliability and longevity in the unit.  Anywhere hot water is now being used or generated, Skye’s electric instantaneous water heaters can perform the task more effectively.  The FORTIS series will heat the water only as long as you require and at the temperature you desire, and will continue to maintain a precise temperature even if other hot water faucets are opened.  Electricity is only used when water is required, therefore the cost of heating water is reduced by 40% - 60%.  Because the FORTIS series is compact it can be easily installed close to where hot water is being used and is ideal for hotels, motels, apartments, and homes where space is at a premium.  Skye believes its FORTIS series heaters offer the most efficient solution for on-demand endless hot water using currently existing water heating technology.

The FORTIS units are microprocessor controlled with an LCD display, allowing for programmable settings and functions not available on other water heaters.  An extruded aluminum housing in the FORTIS series for the heating element(s) provides the versatility and dependability needed for mass production, including various sizes and models.  Other features of the design include surge protection with automatic reset, over-heating cut off switch with manual reset, and compact size permitting installation inside walls.  The FORTIS has all metal construction with no moving parts.  The units also offer up to 9 remote controls for home automation, programmable eprom CPU to allow easy installation of latest software, a modular design for hassle free expansion of heating capacity, industry-standard components for easy replacement of immersion elements.  Safety features include redundant backup power systems, wet sensor-leak detection, a valve to flush any sediment that may have accumulated in the system, a self-cleaning mode, and mechanical over temp switch that will shut off the unit in the event of an emergency.  The units also feature a teenager function, which allows a specific time of use to be set before shutoff.

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004.

Net Sales:  Net sales increased $16,839, or 69%, to $41,324 for the third quarter of 2005 compared to $24,485 for the third quarter of 2004.  Net sales decreased $48,040, or 20%, to $192,885 for the first nine months of 2005 compared to $240,925 for the first nine months of 2004.  The decline in sales is attributed to the cessation of production of the unit previously manufactured by Envirotech and plans to discontinue that product and commence production of the new FORTIS line of products.

Cost of Products Sold:   Cost of products sold increased $3,704, or 24%, to $19,314 for the third quarter of 2005 compared to $15610 for the third quarter of 2004.  Cost of products sold decreased $105,205, or 65%, to $57,140 for the first nine months of 2005 compared to $162,345 for the first nine months of 2004.  However, as a percentage of sales, cost of products sold decreased to 46% of net sales for the third quarter of 2005, and increased to 296% of net sales for the first nine months of 2005, compared to 64% of net sales for the third quarter of 2005 and 67% of net sales for the first nine months of 2005.  The fluctuations for the periods covered are believed to be attributable to the discontinuance of the Envirotech product line and the shifting of certain indirect costs to other activities.

Sales, General and Administrative Expenses:  Sales, general and administrative expenses increased $206,474, or 139%, to $355,484 for the third quarter of 2005 compared to $149,010 for the third quarter of 2004.  Sales, general and administrative expenses increased $130,282, or 18.6%, to $830,177 for the first nine months of 2005 compared to $699,895 for the first nine months of 2004.  The increases in sales, general and administrative expenses are partially the result of the Company developing its infrastructure in 2005 to support its business.  Included in these increases were significant increases in salaries, travel expenses, liability insurance, financing costs (other than interest expense) and facilities costs.

Research and Development Expenses:   Research and development expenses increased $156,935 to $156,935 for the third quarter of 2005 compared to $0.00 for the third quarter of 2004.  Research and development expenses increased $365,873 to $366,623 for the first nine months of 2005 compared to $750 for the first nine months of 2004.  The increases in research and development expenses are directly attributable to the concerted plan of the Company to undertake development of new technologies and new products in the tankless water heating industry.  As a result of these efforts, several patents have been applied for, one of which has been issued to date, and an entire new product line has been developed and is being readied for production.

Net Income:  Net income (loss) increased $(369,478), or 143%, to $(627,410) for the third quarter of 2005 compared to $(257,932) for the third quarter of 2004.  Net income (loss) increased $(744,011), or 83.9%, to $(1,428,681) for the first nine months of 2005 compared to $(886,692) for the first nine months of 2004.  The increased loss is attributable to a number of factors including the decline in review as a result of the discontinuance of production of the Enviroetch product line, the increased general and administrative expenses as described above, and the research and development program also described above.  Income (loss) per diluted share increased $(0.02), or 100%, to $(0.04) for the third quarter of 2005 compared to $(0.02) for the third quarter of 2004.  Net income (loss) per diluted share increased $(0.08), or 400%, to $(0.10) for the first nine months of 2005 compared to $(0.02) for the first nine months of 2004.  Income (loss) per diluted share calculations were based on weighted average shares outstanding of 14,401,322 for the third quarter of 2005 compared to 11,657,120 for the third quarter of 2004.  Income (loss) per diluted share calculations were based on weighted average shares outstanding of 14,401,322 for the first nine months of 2005 compared to 11657,120 for the first nine months of 2004.

Liquidity and Capital Resources

As of September 30, 2005 the Company had established source of revenue from sales of water heater units. Nonetheless, it has a negative working capital of $1,869,082 and has accumulated losses of $7,253,428.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company expects that additional operating losses will occur until revenue is sufficient to offset the level of costs to be incurred for marketing, sales and product development.  Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funds to complete the ramping up for production of the FORTIS unit, to fully implement its marketing plans and for continued operations.  The Company will therefore be dependent upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales.  We expect to need to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth.  There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.   Although the Company has been successful in raising approximately $2.5 million through private placements since January 2004, it no commitments or plans for any additional funding at the present time.

Revenue Generation Strategy and Potential

Previously the Company produced, marketed and sold its electronic tankless water heater products directly through the internet.  The Company believes distribution channels in the U.S. are more established than in many other countries, and the Company has relationships with several U. S. distributors.  Consequently, the FORTIS units, and future products, will be sold primarily through distributors.  The Company has also established its own sales team that will handle sales to house accounts, national customers, and large national retailers.  The Company intends to handle all distribution and sales activities through distributors.

The Company also intends to market in countries outside the United States.  The initial focus will be exploring how best to reach those markets, given the varied market and power supply situations.  The Company has many relationships with distributors in other countries, to which its products will be made available as the company is able.

The Company anticipates pre tax gross profit margins in a range of 35% to 45%.  The Company believes that the quality, safety and other characteristics of the FORTIS will make it attractive to distributors and buyers.

Forward Outlook

Extensive study of the tankless water heater market and strategies for penetrating that market show that:

• The water heater replacement market in the U. S. is 3 to 4 million units annually.

• Government tax credits and sale incentives for energy efficiency are increasing.

• New home sales and home improvement spending are increasing.

• Utility de-regulation offers an opportunity for manufacturers of energy saving appliances.

• The market for tankless water heaters is expected to grow faster than in the past.

Historically, in the U.S., tankless water heaters have suffered from poor designed and had problems such as water flow limits, overheating at low flow, shut downs, and burnout of elements at low flow rates.  As a result, some plumbing contractors and specifying engineers believe tankless heaters do not perform well, and they discourage consumers from buying tankless systems.  There is a common perception that tankless heaters are expensive, more complicated and more time consuming to install.  In the past, tankless water heaters have not provided a viable option for heating water for a whole house.  In addition, conventional tank water heaters today are somewhat more efficient and reliable than in the past.

The market is highly competitive, highly concentrated, and mature, and dominated by a small number of manufacturers.  Conventional tank water heaters maintain approximately 99% market share of residential water heater sales.  Steep discounts and rebates as high as 20% are standard.  Some contractors are loyal to their favorite brands and are opposed to tankless systems.  The five dominant U.S. manufacturers have substantial resources, well known brand names, established distribution networks, worldwide manufacturing capabilities, and sizeable engineering, research and development resources to protect and increase their market share and profitability.  Further, price competition has increased in recent years, and major manufacturers have been increasing research and development activities.  Contractors do not want to loose the 'guaranteed' replacement business provided by the shorter life of tank heaters, and the plumbing industry is resistant to tankless heaters.

Historically, consumers were not aware of tankless systems or their benefits, and saw no reason to change from tank water heaters.  Sales growth in tankless water heaters will require extensive education to change opinions of consumers and those in the plumbing industry, better tankless products than in the past, and a major consumer education campaign to increase awareness and motivate them to change.  The performance of tankless systems is improving at a rapid pace.

The water heating market is enormous, with over 10 million tank-style residential water heaters sold in the U.S. every year.  For over 100 years, Americans have heated their household water with primitive holding-tank style water heaters. However, consumers are now discovering that new tankless style water heaters offer a more reliable and energy-efficient way to heat water.  Indeed, recent strides in technology have now paved the way for revolutionary new products that are transforming the water heating industry.

Electric instantaneous water heating systems offer many benefits over conventional water heaters, including endless hot water, ease of installation and significant space savings, extreme durability, environmental and other health benefits, as well as modularity for various applications.

Currently, about 25% of our household energy use is for hot water – that’s one quarter of our monthly utility bill.  Skye expects its electric water heaters to cut those costs 40-60%.  Not only is this a significant saving for an individual consumer but in widespread use would amount to billions of dollars in energy savings on a national level.

Every household in America has a need for hot water.  Conventional methods use both gas and electricity to heat the water and operate with little efficiency.  Gas is a commodity and is subject to fluctuating cost.  While gas has less than 48% of the American residential consumer, electricity is in virtually 100% of the American homes.

Until just a few years ago, there were only a few tankless water heater manufacturers with a presence in this country.  But that has changed.  Now, all the major players from Japan, as well as many European manufacturers, are all in the United States, and they all are experiencing dramatic growth.

The differences between Japanese and American products vary in the way they heat the water.  Demand for space savings and efficiency has driven the Japanese market, while in America, the additional functionality of endless hot water, particularly driven by the custom home market, continues to increase demands for instant water heaters.  Today, there are no electric water heaters manufactured in Japan.  The Japanese have a 40-year history of using gas-based instant water heaters, primarily in the Ofuro tub market, and they are now leveraging that experience in the US marketplace.  These Japanese manufactures include Takagi, Noritz, and Paloma.

The European competitors in the US marketplace in gas, and to a lesser extent, electric-based heaters, include Bosch and Steibel, both of which gained their market experience in Europe where point-of-use instant use water heaters are commonplace.  Currently in the US, American manufacturers actually source their gas-based heaters from Japanese suppliers and there are only a few electric manufacturers in the US, none of whom have any significant sales.  The gas-based market is dominated by large Japanese manufacturers, but on the electric side, there are no dominant manufacturers.

While the industry has been slow to change, savvy consumers are eager to embrace new technology that makes their lives easier and more comfortable.

Other Activities

During 2004, the Company sold $1,075,000 principal amount of 10% senior notes due one year from date of issue and 537,500 shares of common stock in private placements.  We used the net proceeds from the offerings to pursue research and development of new products; proceed with marketing, manufacturing and sales of existing products through Envirotech; hire additional personnel and engage consultants as needed; and for general working capital purposes.  Between December 31, 2004 and September 30, 2005 the Company issued 50,000 shares in connection with bridge financing in the amount of $100,000, 2,564,819 common shares for $1,410,650 cash, 842,611 shares in satisfaction of total principal and interest on notes payable in the amount of $463,382, and 1,107,726 common shares for services valued at $293,138,.  The proceeds from the sales of stock were used to continue research and development, to extinguish certain short-term indebtedness, to acquire tools and dies and raw materials inventory for planned operations, engage consultants as needed, and for general operating purposes.

As of November 23, 2005, the business office of the Company was located at 7150 West Erie, Chandler, Arizona  85226.  The Company has contracted to purchase the facility at this location and paid a non-refundable deposit in the amount of $50,000.  The agreement provides that the Company will occupy the building on a triple-net lease basis until close of escrow.  The monthly base rent is approximately $17,000 and the Company first occupied the building on August 15, 2005.  The facility, built in 1997, includes about 8,000 square feet of office space and 20,000 square feet of warehouse/light industrial space suitable for assembly operations.  Previously the Company was located at 7650 E. Evans Rd., Suite C, Scottsdale, Arizona  85260 (the “Scottsdale Offices”).  Envirotech leases the Scottsdale Offices pursuant to an amended lease agreement that expires on June 30, 2006.  However, the Company may terminate the lease on 120 days notice.  The Company gave notice on October 1, 2005 of its intent to terminate the lease on the Scottsdale Offices and will vacate those premises on or before January 31, 2006.

The Company's fiscal year ends on December 31.  At September 30, 2005, Skye had two part time employees (Thomas Kreitzer and David Kreitzer) both of whom served without compensation, except s directors, and Valeo, its subsidiary, had six full-time employees.  The Company anticipates adding several full time employees in the near future in management and for administrative and technical support.

Skye currently has 17,691,033 shares issued and outstanding.  The shares of common stock of Skye are traded on the National Association of Securities Dealers’ (NASD) Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol SKYY.

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II

ITEM 1.   LEGAL PROCEEDINGS

The Company was a defendant in a lawsuit filed by a law firm that formerly represented the Company.  The suit claimed legal fees owed in the amount of approximately $7,500.  During the quarter ending September 30, 2005, the Company settled this suit for a nominal amount and the matter has been dismissed.

Envirotech Systems Worldwide, Inc. (“Envirotech”), is a wholly-owned subsidiary of the Company.  Prior to the acquisition of Envirotech by Skye, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May 1998.  On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years.  The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on such assets granted to the law firm of Jennings, Strouss & Salmon in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees.  As part of the settlement, Envirotech granted the distributor a Stipulated Judgment that was not to be filed of record so long as no default existed.  On April 14, 2004, the distributor claimed a breach and filed the Stipulated Judgment.  Management believes no default existed to warrant the filing of the judgment.  Nonetheless, the filing of that judgment was a material consideration to the filing of the Chapter 11 Bankruptcy Petition discussed below.

Envirotech is also the defendant in a suit filed in 2002 in the U.S. District Court, for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc.).  The Company is not affiliated with Envirotech of Texas, Inc.  The suit alleges that Envirotech has infringed on the patent rights of others and seeks damages and an order to cease and desist.  Envirotech engaged legal counsel to represent it in this matter.  Management believes the suit is without merit and that Envirotech will prevail in the matter.  In 2004 Envirotech’s counsel withdrew and due to a lack of funds, Envirotech was unable to obtain new counsel.  The Court ordered Envirotech to appear with new counsel by August 9, 2004 or default would be entered against it.  In order to avoid an entry of default, which would have found, without a fining based on the merits, that Envirotech’s product infringed upon the patent of Mr. Seitz and Microtherm, Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on August 6, 2004 (discussed below).  The obligations of Envirotech in this matter remain the sole liability of Envirotech and the parent company, Skye, has not assumed any portion of such obligations.  The filing of the petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on judgments entered against Envirotech.  At a hearing in May 2005, the Bankruptcy Court agreed that the plaintiff in the Houston suit could, if he so chose, after September 30, 2005, re-open the Houston Case for the sole purpose of determining whether Envirotech is liable and, if so, to what extent.  The Bankruptcy Court, however, retained jurisdiction over the matter with respect to how such a liquidated claim would be treated in the Bankruptcy case.  On petition of the plaintiff, the Houston Court reinstated the case on October 11, 2005.  Envirotech intends to engage legal counsel to represent it in the matter and to prosecute its counterclaim.

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

On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona.  The filing of this Petition with the Bankruptcy Court has stayed all existing litigation, judgments and efforts to collect on the judgments.  Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, the Company has not assumed any liability for the obligations of Envirotech.  As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million.  Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement.  All claims of creditors, including the above-mentioned judgments, and efforts to collect same, have been stayed during the pendency of the Bankruptcy proceedings.  Envirotech filed a Plan of Reorganization and Disclosure Statement in December 2004, which subsequently failed to receive the requisite shareholder approval and the Court declined to confirm the Plan of Reorganization.  The Company concluded that the best interests of the shareholders and the creditors of Envirotech could best be served by dismissing the Petition and on October 7, 2005, it filed a Motion to Dismiss.  The Plaintiff in the Houston suit has filed an Objection to the Motion to Dismiss.  No hearing has been scheduled on the matter.  Although the Company believes that the proceedings in Chapter 11 will be dismissed, it has no way to assure that such will occur.  Nonetheless, Skye has concluded that the success of the Company is not contingent upon the survival of Envirotech.  The filing of the bankruptcy petition by Envirotech did not adversely affect the ongoing operations of the Company or its research and development subsidiary, ION Tankless, Inc.

On August 13, 2004, Skye filed a verified complaint in the United States District Court in and for the District of Arizona against three former officers, directors and principal shareholders of Envirotech, and Ronald Jay Edwin, a/k/a Ryan Edelstein, and others.  The suit alleged, against various defendants, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Fraud and Intentional Misrepresentation, Conspiracy to Defraud, Arizona Securities Fraud, Federal Securities Fraud, Negligent Misrepresentation, Misappropriation of Trade Secrets and Confidential Business Information, Conversion/Embezzlement, Intentional Interference with Business Relations and Prospective Economic Advantage, Unjust Enrichment, and Promissory Estoppel.  The Company sought various forms of relief including, but not limited to, Damages, Constructive Trust, Rescission and Injunctive Relief.  A copy of this Complaint is available upon request made to the Company.  Subsequently, the suit was voluntarily dismissed by the Company to facilitate settlement negotiations with each of the defendant parties.  A settlement has been signed with Ronald J. Edwin the terms of which include, among other things, a permanent injunction against Mr. Edwin for the actions alleged.  Settlements with each of the remaining defendants were achieved in the fourth quarter of 2004, resulting in the return and cancellation of 2,075,000 shares of common stock of the Company that had been issued in connection with the acquisition of Envirotech.  In addition, all three defendants entered into non-compete agreements with the Company and agreed to various other terms sought by the Company.  In connection with one of the settlements where the defendant returned a substantial block of his shares, the defendant was granted an option by the Company to acquire up to 100,000 shares of common stock at a price of $0.55, for a period of one year.  The option expires December 31, 2005.

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

31.1

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification Pursuant to U.S.C. 18 Section 1350

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

SKYE INTERNATIONAL, INC.

 (fka TANKLESS SYSTEMS WORLDWIDE, INC.)

Date:  November 23, 2005

By:     /s/  Thomas Kreitzer

Thomas Kreitzer,

Chief Executive Officer

and Principal Accounting Officer