Form 10KSB/A
period 2004-12-31
SKYE INTERNATIONAL, INC
filed 2006-06-14
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-KSB/A
____________________________________
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

The Registrant had revenues for the fiscal year ended on December 31, 2004 in the amount of $ 205,891.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 29, 2005: Common Stock, par value $0.001 per share - $10,083,663.  As of April 29, 2005, the Registrant had 13,267,977 shares of common stock issued and outstanding.

Explanatory Note: This Form 10-KSB/A amends Item 7, Financial Statements, and Item 8A, Internal Controls, with respect to disclosures relating to internal controls, the accounting treatment of the reverse merger, a subsidiary’s bankruptcy filing and certain footnotes to the financial statements filed with our Annual Reports on Form 10-KSB filed with the Securities and Exchange Commission for both 2004 and 2003 filed on May 2, 2005 (the “Original 2004 Form 10-KSB) and on April 22, 2004 (the “Original 2003 Form 10-KSB”) (collectively, the “Original Form 10-K’s”). This filing includes a revised report of our independent registered public accounting firm with respect to those financial statements. As a result of these changes, the Section 302 and Section 906 certifications filed as exhibits to the Original Form 10-KSB have been re-executed as of the date of this Form 10-KSB/A.

Except for the aforementioned amendments, this Form 10-KSB/A does not modify or update other disclosures in the Original Form 10-KSB, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Original Form 10-Ks. This filing supersedes any statements in the Original 10-Ks that are inconsistent with this filing. Moreover, this Form 10-KSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Original Form 10-Ks, including any amendments to those filings. We have not updated any forward-looking statements previously included in the Original Form 10-Ks, except as noted in this filing.

PART II

ITEM 7. FINANCIAL STATEMENTS

See Annex A attached to this filing and incorporated in this filing by reference.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures has concluded that, as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions. Management plans to identify an appropriate service provider to eliminate this material weakness. During the year ended December 31, 2004, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)	Internal Control Over Financial Reporting

As of December 31, 2004, the Company had a deficiency in internal controls over the application of current US GAAP principles. Specifically, an effective review of the Balance Sheet was not performed. As a result of the ineffective review, errors in the year-end 2004 were not detected prior to the issuance of the annual 2004 consolidated financial statements. This control deficiency resulted in the restatement of our annual 2004 consolidated financial statements as described in Note 14. Management has concluded that this control deficiency constitutes a material weakness.

(c)	Management Remediation Plan.

We have undertaken remedial action to address and correct the weakness in our internal controls and disclosure controls identified subsequent to the end of 2004. These actions include adopting an adequate review of the annual and quarterly financial statements, engaging qualified personnel to prepare the statements and insuring that the personnel receive continuing professional educational related specifically to US GAAP. These actions were put in place during the quarter beginning January, 2006.

PART IV

Item 13.  EXHIBITS

23.1	Consent of Moore & Associates dated June 9, 2006.

31.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to SEC Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 USC § 1350 .

99.1	Restated Financial Statements of Tankless Systems Worldwide, Inc. as of December 31, 2004 and for the twelve months then ended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 12, 2006

SKYE INTERNATIONAL, INC.

/s/ Thomas Kreitzer
Thomas Kreitzer
President and Chief Executive Officer
and Principal Accounting Officer