Form 10KSB
period 2005-12-31
SKYE INTERNATIONAL, INC
filed 2006-07-11
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 000-28083

SKYE INTERNATIONAL, INC.
(Exact name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0362112 (I.R.S. Employer Identification No.)

7150 W. Erie Street, Chandler, AZ 85226
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (480) 609-7575

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

State issuer’s revenues for its most recent fiscal year. $172,424

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the issuer’s common stock as of June 22, 2006 was $ 8,955,994.

There were approximately 20,588,493 shares of the issuer’s common stock outstanding as of June 30, 2006 and the Company had approximately 250 shareholders of record on that date.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

SKYE INTERNATIONAL INC.
FOR THE FISCAL YEAR ENDED
December 31, 2005

Index to Report
on Form 10-KSB

PART I	Page(s)

Item 1.	Description of Business	5
Item 2.	Description of Property	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	19

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, are “forward-looking statements” for purposes of federal and state securities laws, including statements regarding, among other items, the Company’s business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates. Forward-looking statements generally can be identified by phrases such as the Company or its management “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Similarly, statements in this report describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and subject to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:  the substantial losses the Company has incurred to date; demand for and market acceptance of new products; successful development of new products; the timing of new product introductions and product quality; the Company’s ability to anticipate trends and develop products for which there will be market demand; the availability of manufacturing capacity; pricing pressures and other competitive factors; changes in product mix; product obsolescence; the ability of our customers to manage inventory; the ability to develop and implement new technologies and to obtain protection for the related intellectual property; the uncertainties of litigation and the demands it may place on the time and attention of company management, general economic conditions and conditions in the markets addressed by the Company; as well as other risks and uncertainties, including those detailed from time to time in our other Securities and Exchange Commission filings. The forward-looking statements are made only as of the date hereof. The Company does not undertake any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

Throughout this Form 10-KSB, references to “we”, “our”, “us”, or “the Company”, and similar terms refer to SKYE International Inc. and its 100% owned subsidiaries, Envirotech Systems Worldwide Inc., Valeo Industries Inc. and ION Tankless Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Skye International, Inc., a Nevada corporation (“Skye”), was originally organized on November 23, 1993 as Amexan, Inc. The name was changed on June 1, 1998 to Nostalgia Motorcars, Inc. Prior to the name change, Amexan was an inactive company from the date of incorporation. On June 11, 2002, the name was changed to Elution Technologies, Inc. On June 4, 2003, in connection with the pending acquisition of Envirotech Systems Worldwide, Inc., it changed its name to Tankless Systems Worldwide, Inc. On October 21, 2005, it changed its name to Skye International, Inc., as part of its overall plan to create a brand name for its revised business plan and expanded product lines.

Skye has three subsidiary corporations, all wholly-owned:

•	Envirotech Systems Worldwide, Inc., an Arizona corporation (“Envirotech”);
•	ION Tankless, Inc., an Arizona corporation (“ION”); and
•	Valeo Industries, Inc., a Nevada corporation (“Valeo”).

On November 7, 2003, Skye acquired Envirotech in a one-for-one share exchange. On that date, Skye issued 8,366,778 shares of its common stock to the Envirotech shareholders. Subsequently, in December 2004, 2,075,000 of those shares were returned to Skye by the former principals of Envirotech and cancelled, and the number of Skye’s issued and outstanding shares was correspondingly reduced, pursuant to a settlement of litigation brought by Skye.

In January 2004, Skye formed ION to perform research, development and marketing of new heating technologies. In January 2005, formed created Valeo to license ION technologies and to manufacture products using those technologies.

Envirotech

Envirotech was organized December 9, 1998 and has a limited history of operations. The initial period of its existence involved research and development of a line of electronic tankless water heaters. The first sales of its products occurred in calendar year 2000.

The United States Patent and Trademark Office granted a patent to Envirotech for its Modular Electronic Tankless Water Heater (ETWH) (Patent No. US 6,389,226). Proprietary rights to the design of the ETWH were Envirotech’s principal assets. The existing patent and intellectual property of Envirotech were assigned as collateral security for debts owed by Envirotech for legal services arising prior to the acquisition of Envirotech by Skye.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Business Development - continued

In 2002, Envirotech was named as a defendant in a patent infringement suit alleging that Envirotech’s product infringed upon a patent owned by David Seitz and Microtherm, Inc. (the “Seitz Suit”), discussed more fully in “Item 3. Legal Proceedings, Seitz Suit” below.

As a result of several lawsuits and adverse judgments obtained by third party creditors against Envirotech, including the possibility of a default judgment in the Seitz suit, Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on August 6, 2004 (the “Chapter 11 Proceedings”).

The Seitz Suit was initially stayed pending the disposition of the Chapter 11 Proceedings, but on September 30, 2005, the Court allowed the plaintiff to re-open the suit. On December 5, 2005, the Court issued a preliminary injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part (sic) any technology embodied in the Model ESI 2000 heater. The Company does not consider this injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product and the new products have been developed with specific attention to avoiding infringement on any existing patents of third parties. At a hearing on May 17, 2006 the Judge issued a direction to Skye requiring it to engage in the discovery process relative to the FORTIS™ and Paradigm™ products developed by Skye and Ion Tankless. Skye has complied with this direction for additional discovery. On May 16, 2006 the U.S. Patent and Trademark Office issued patent no. 7,046,922 to Ion Tankless, Inc. in connection with its modular tankless water heater technology. Skye believes that this patent forms the basis for the FORTIS™ line of products that are currently entering production.

The Seitz Suit was initially stayed pending the disposition of the Chapter 11 Proceedings, but on September 30, 2005, the Bankruptcy Court allowed the plaintiff to re-open the suit. On December 5, 2005, the Houston Court issued a preliminary injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part (sic) any technology embodied in the Model ESI 2000 heater. The Company does not consider this injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product and the new products have been developed with specific attention to avoiding infringement on any existing patents of third parties. At a hearing on May 17, 2006 the Houston Court issued a direction to Skye requiring it to engage in the discovery process relative to the FORTIS™ and Paradigm™ products developed by Skye and Ion Tankless. Skye has complied with this direction for additional discovery. On May 16, 2006 the U.S. Patent and Trademark Office issued patent no. 7,046,922 to Ion Tankless, Inc. in connection with its modular tankless water heater technology. Skye believes that this patent forms the basis for the FORTIS™ line of products that are currently entering production.

After Envirotech filed for bankruptcy as noted above, JSS sold its claim and the related security interests to Sundance Financial Corporation, an entity controlled by Larry Ryckman, who is a shareholder of Skye. On June 1, 2006 Sundance Financial Corporation entered into an agreement with the Company’s subsidiary, ION Tankless, Inc. in which it assigned the Envirotech Security to Ion Tankless, Inc. Because Envirotech has ceased operations, its only asset of any anticipated value is its intellectual property, including the patent as discussed above. The patent is being contested in the Seitz suit.

ION

Recognizing the dynamic state of the industry and the need for an improved product line, Skye made a decision in early 2004 to pursue its own research and development for new water heating technologies, out of which it could develop a completely new line of products. In January 2004, Skye formed a wholly-owned, non-operating subsidiary, ION Tankless, Inc., through which it has since conducted research and development of alternative heating technologies and products. Skye has invested heavily in a research and development program to develop new and innovative methods of heating water, which has resulted in the filing of several applications for patents with the U.S. Patent and Trademark Office involving dozens of claims. In November 2005, the Company received notice from the USPTO that the first such patent request had been allowed, which was issued after year-end on May 16, 2006 as US Patent No. 7,046,922. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to Skye or ION, the Company believes that its applications are meritorious and will be granted at least in part.

ITEM 1.  DESCRIPTION OF BUSINESS - continued

Business Development - continued

With the exception of one patent held by Envirotech (discussed above), ION holds all patents and intellectual property of the Company and may license that property to an affiliated or unrelated entity for manufacturing and distribution. The assets of ION are included in the consolidated financial statements for the Company.

Valeo

Valeo was formed by Skye in January 2005 as a wholly-owned operating subsidiary. Valeo will license technology from ION and manufacture or contract for the manufacture of several lines of water heating products, as well as other products embodying ION patent technology. Valeo has leased approximately 28,000 square feet of industrial space and has begun to oversee the production and distribution of our two new product lines, FORTIS™ and Paradigm™, that incorporate innovative technology not previously used in the water heating market. These new products, based on proprietary technology, are expected to serve as the foundation for the future growth of the Company.

Financing

The Company, after the acquisition of Envirotech, has met its financial needs through its limited operations, debt financing and through the sales and issuances of its securities. Since January, 2004, the Company has undertaken the following sales of non-registered securities in a series of private investment transactions:

•
For the year ended December 31, 2004, the Company sold $1,075,000 principal amount of 10% senior notes due one year from date of issue and 537,500 unregistered common shares of common stock in private placements in connection with such Notes.  The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.  In addition, in 2004 the Company issued 172,354 unregistered shares to retire $990,911 in debt and associated interest; 695,000 shares for services rendered valued at $146,330, and 2,250,000 shares for prepaid services to consultants valued at $112,500.

•
 On January 14, 2005 the Company closed the sale of $100,000 principal amount of 10% senior notes due one year from date of issue and 50,000 unregistered common shares of common stock in private placements in connection with such Notes.  The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.

•
Between June 1, 2005 and July 28, 2005, the Company issued 1,999,819 shares of common stock at $0.55 per common share in private placements for total gross proceeds of $1,099,900. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.

•
Between July 29, 2005 and August 15, 2005, the Company issued 565,000 shares of common stock at $0.55 per common share in private placements for total gross proceeds of $310,750. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933. The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.

•
During 2005, the Company also issued 50,000 shares in connection with Bridge Loan Financing arranged in January 2005, 252,357 registered shares and 400,000 unregistered shares for consulting, legal and other services rendered valued at $651,943, 524,500 unregistered shares as employee stock awards valued at $536,170, and 920,578 unregistered shares to retire $515,725 in debt and associated interest. In addition, between September 7 and December 15, 2005, the Company accepted subscriptions for 470,000 unregistered shares at an average price of $0.54 per share for a total of $275,000 and agreed to issue 20,000 shares for outside services rendered valued at $11,000. With the exception of the registered shares, all shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Financing - continued

•
On March 22, 2006, the company issued 100,000 shares of common stock at $0.55 per common share in a non-brokered direct private placement for total net proceeds of $55,000. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933. The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.

•
Between April 10, 2006 and April 25, 2006, the Company issued 1,714,260 shares of common stock at $0.35 per common share in a non-brokered direct private placements for total net proceeds of $600,000. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933. The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum. No commissions or other fees were payable in connection with this private placement. The funds were allocated for general working capital purposes, as well as to fund the initial production of the FORTIS™ product by Jabil Circuit, Inc. pursuant to Skye’s Manufacturing Services Agreement with Jabil of January 2006.

Business of the Company

As a result of the completion of the acquisition of Envirotech and the formation of ION and Valeo, the Company is in the business of designing and marketing innovative consumer appliances and products incorporating leading edge technologies and delivering unparalleled functionality. Skye’s first products are the FORTIS™ series of tankless water heaters expected in 2006 and the Paradigm™ series of point-of-use fluid heaters expected in late 2006 or early 2007.

Market Overview; Competition

Extensive study of the tankless water heater market and strategies for penetrating that market show that:

•	The water heater replacement market in the U. S. is 9 to 10 million units annually.
•	Government tax credits and sale incentives for energy efficiency are increasing.
•	New home sales and home improvement spending are increasing.
•	As incentives from energy companies beginning to enter the competitive market place, utility de-regulation offers an opportunity for manufacturers of energy saving appliances.
•	The market for tankless water heaters is expected to grow in excess of 60% in 2006.

The Company believes that recent increases in energy costs are sensitizing consumers to energy efficiency, which is expected to help promote sales of the Company’s products, due to their anticipated ability to more than offset their cost in energy savings over their useful lives.

Historically, in the U.S., tankless water heaters have suffered from poor design and had problems such as water flow limits, overheating at low flow, shut downs, and burnout of elements at low flow rates. As a result, some plumbing contractors and specifying engineers believe tankless heaters do not perform well, and they discourage consumers from buying tankless systems. There is a common perception that tankless heaters are expensive, more complicated and more time consuming to install. In the past, tankless water heaters have not provided a viable option for heating water for a whole house. In addition, conventional tank water heaters today are somewhat more efficient and reliable than in the past.

The conventional water heater market is highly competitive, highly concentrated, and mature, and dominated by a small number of manufacturers. Conventional tank water heaters maintain approximately 97% market share of residential water heater sales. Steep discounts and rebates as high as 20% or more are standard. Some contractors are loyal to their favorite brands and are opposed to tankless systems. The five dominant U.S. manufacturers have substantial resources, well known brand names, established distribution networks, worldwide manufacturing capabilities, and sizeable engineering, research and development resources to protect and increase their market share and profitability. Further, price competition has increased in recent years, and major manufacturers have been increasing research and development activities. Contractors do not want to lose the “guaranteed” replacement business provided by the shorter life of tank heaters, and the plumbing industry is somewhat resistant to tankless heaters.

Studies show that most consumers are not aware of tankless systems or their benefits, and do not evaluate whether to change from tank water heaters. Studies report that sales growth in tankless water heaters will require extensive education to change opinions in the plumbing industry, better tankless products than in the past, and a major consumer education campaign to increase awareness and motivate them to change.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Business of the Company  - continued

Until just a few years ago, there were only a few tankless water heater manufacturers with a presence in the United States. But that has changed. Now, all the major players from Japan, as well as many European manufacturers, are all in the United States, and they all are experiencing dramatic growth. The differences between Japanese and American products vary in the way they heat the water. Demand for space savings and efficiency has driven the Japanese market, while in America, the additional functionality of endless hot water, particularly driven by the custom home market, continues to increase demand for instant water heaters. Today, there are no electric water heaters manufactured in Japan. The Japanese have a 40-year history of using gas-based instant water heaters, primarily in the Ofuro tub market, and they are now leveraging that experience in the US marketplace. These Japanese manufactures include Takagi, Noritz, and Rinnai. The European competitors in the US marketplace in gas, and to a lesser extent, electric-based heaters, include Bosch and Steibel, both of which gained their market experience in Europe where point-of-use instant use water heaters are commonplace.

Currently in the US, American manufacturers actually source their gas-based heaters from Japanese suppliers and there are only a few electric manufacturers in the US, none of whom have any significant sales. The gas-based market is dominated by large Japanese manufacturers, but on the electric side, there are no dominant manufacturers.

One of the significant barriers to the entry of an electric tankless unit has been the inability of an electrically powered unit to generate enough heated water flow for the average U.S. household. Skye’s FORTIS™ product addresses this problem by incorporating its patented “multi-pass” heating technology that keeps incoming water in contact with the heating surface for a longer time when compared to other electric models. The greater contact with a heating surface results in the ability to produce greater volumes of heated water. This new level of functionality afforded by Skye’s patented technology we believe will give Skye a competitive advantage over other electrically powered tankless water heaters, and for the first time provide a viable alternative to the consumer that demands higher flows of heated water.

Description of the Business, Its Products and Services.
Advantages of the FORTIS™ and Paradigm™ Products

The FORTIS™ and Paradigm™ designs seek to achieve several advantages over conventional tank water heaters and other tankless water heaters, including low cost of production (based on short assembly time, mass production capability and design versatility), reasonable purchase price, enhanced performance (emphasizing safety, dependability and convenience), operating and energy cost savings, space savings, environmental friendliness and the ability to deliver greater quantities of heated water.

Skye’s business is to design and market innovative appliances that deliver industry leading functionality to consumers. Skye’s first products to be introduced to the market place are the FORTIS™ whole house tankless water heater and the Paradigm™ point-of-use water (fluid) heater. The FORTIS™ will be the first product to enter the market place. The FORTIS™ has many key features designed to:

ITEM 1. DESCRIPTION OF BUSINESS - continued

Description of the Business, Its Products and Services - continued

• maintain a pre-determined water temperature, which will not exceed the set point;
• conserve water (by eliminating the need to blend over-heated hot water with cold water until the desired temperature is achieved);
• conserve energy (by heating water only when needed and/or heating it at the point of use);
• have a greater life span than other tank-based water heaters;
• be competitive with the purchase price and operating cost of other water heaters, particularly when offset by anticipated energy savings;
• save space (by making the unit 22” high x 12” wide x 4.5” deep, which is small enough to fit in a wall cavity or be surface mounted inside a closet or under a cabinet).

Skye’s products incorporate leading edge components of the highest quality, including backlit color LCD screens, avionic grade solid-state relays, 316 series surgical grade stainless steel components, extruded aluminum heating chamber coated with xylan to reduce the effects of mineralization and incoloy heating elements for long life. FORTIS™ also incorporates many new features, including automatic self-cleaning option, auto-shut-off option to prevent flooding, child scald protection, as well as multiple redundant mechanical and software safety mechanisms.

For hotel owners, commercial building managers and apartment tenants, this means lower operating costs for water and power, longer water heater life, very limited maintenance costs and valuable space saving advantages.

For homeowners and other users, this means safety, lower operating costs for water and power, longer water heater life, and the convenience of many power saving settings and the convenience of a color LCD screen display. Environmental friendliness is likely to appeal to many owners and users.

For distributors, this means competitive pricing, state of the art technology and less warehouse space needed for inventory. Distributors will also be provided with support materials, such as a sales manual, a technical manual, a cooperative marketing plan and promotional materials.

For plumbers and installers, this means less labor cost to install, the ability to carry several models as stock items on vehicles, product advantages to offer customers and ease of installation.

Product Overview
The Company has developed two series of what it believes to be the world’s most advanced, efficient and reliable electric tankless water heaters: FORTIS™ and Paradigm™. The FORTIS™ and Paradigm™ series have substantially all metal construction and feature a bright LCD display for ease of use. The units also offer up to 6 remote controls for home automation, programmable processor to allow easy installation of the latest software, a modular design for ease of expansion of heating capacity, easy replacement of immersion elements, and industry-standard non-proprietary components for cost-effective part replacement.

Safety features include mechanical power breakers (included within the heater eliminating the need for an external sub-panel), wet sensor-leak detection, a valve to flush any sediment that may have accumulated in the system, an optional self-cleaning mode, and mechanical over temp switch that will shut off the unit in the event other safety devices fail. The units also feature a function that allows the consumer to program time-of-day energy savings modes, and even limit how long a user can get hot water in the shower.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Product Overview - continued

FORTIS™. Skye expects to offer five power models of the FORTIS™ unit, with different combinations of heating elements. The Company believes all models have the following characteristics:

• 304 series stainless steel housing
• paddle wheel flow sensor that can be cleaned if necessary
• solid aluminum heating chamber coated with xylan to prevent mineralization build-up
• Incoloy sheathed immersion heating elements for longevity
• Surgical grade stainless steel end-caps to move heated water within heating chamber
• Custom microprocessor controller with backlit color LCD interface
• Avionic grade solid state relays
• Breaker sub-panel included inside each appliance
• Redundant mechanical power breakers
• Wet sensor
• Optional automatic flush cleaning system

The FORTIS™ is a durable tank-replacement product that is capable of meeting the needs of most U.S. households. Endless hot water, energy savings, compact design and redundant safety systems make this tankless water heater a viable choice for most residential applications.

Paradigm™. The Paradigm™ series water heaters heat water using new and patented technology never before used in heating water. Essentially, instead of putting the heater in the water, the Paradigm™ series water heaters put the water through the heater.

The Paradigm™ technology offers virtually instantaneous hot water and is extremely efficient. The Paradigm™ series can heat water over 100° F in only seconds. The Paradigm™ technology is even more energy efficient than FORTIS™. Like FORTIS™, Paradigm™ requires no tank. In Paradigm™, there is no impediment in the water flow, whatsoever, so it does not need an external cleaning system. Paradigm™ technology provides virtually instantaneous heat response upon demand.

Included in the Paradigm™ series of heaters is a whole house, point-of-use and under-the-sink tankless water heater. Moreover, the Company believes that this smaller unit will find a market much larger than the whole-house unit and that the volume of smaller units will likely exceed the whole-house units.

FORTIS™ and Paradigm™ Status

FORTIS™. As of May 30, 2006 Skye expects that it will commence initial production of the FORTIS™ series of products in 2006. Jabil Circuit has agreed to manufacture the first run of product at its Tempe, Arizona facility and later larger volumes of product are expected to be manufactured at Jabil Circuits, Poway, California facility. Skye expects to grow production and inventory levels of the FORTIS™ product over the balance of 2006 and beyond.

Paradigm™. Skye is completing the engineering for manufacturing phase for a line of point-of-use and whole-house water heaters. Once this engineering phase is complete, expected in late third-quarter of 2006, Skye intends to seek the approvals noted below and anticipates that initial production will commence in late 2006 for an early 2007 market introduction. Skye is currently in negotiations with key suppliers to establish strategic relationships with certain component vendors that may be able to assist in reducing the time to market.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Product Overview - continued
Other. Skye intends to conduct further research and development to design other value-added consumer products to incorporate the Paradigm™ thick-film resistive technology. Current efforts include an ultra-efficient space heater, as well as a new generation ceiling fan to cool in the summer and provide heat in the winter. Using the FORTIS™ and Paradigm™ technology, along with other proprietary technology, the Company seeks to develop additional products for recreational vehicles, marine applications and swimming pools and spas.

Governmental Approvals, Effect of Regulations. All of Skye’s products are currently being tested to ensure compliance with applicable code requirements. Additionally, Skye is submitting its products for testing and/or approval by the following agencies:

    • UL/CUL
    • NSF
    • IAPMO/UPC

Skye intends to obtain all those certifications but there can be no assurance that any of these certifications will be obtained or, if obtained, that the certifications will be maintained.

Other than compliance with the certifications listed above, Skye believes it need not obtain significant other governmental approvals to market is products, although consumer safety, building and plumbing codes are in a constant state of change. Nevertheless, Skye is not aware that it needs to obtain individual approval of its units pursuant to general industry standard codes. Skye is not of any pending legislation that will adversely affect the ability of Skye to conduct business.

Target Markets and Distributors

According to the Appliance Manufacturers Association, 10 million tank water heaters were sold in the United States in 1997, at an average cost per unit of $210, for total gross sales of $3.15 billion. Annual tankless water heater sales in the United States exceed $100 million in gross sales, as of 2004. The worldwide market for tankless water heaters is more than $10 billion in gross annual sales.

Skye believes that the U.S. market for tankless water heaters, that comprised less than 2% of total water heater sales in 2004, is poised for significant growth. According to a 2003 Frost & Sullivan report, tankless water heater sales were experiencing a significant growth rate exceeding 57% per year, as compared to only a 2% growth rate for traditional tank-based water heaters.

Because tankless water heaters are still relatively new in the U.S., Skye has determined it will use wholesale distribution through appointed manufacturer’s representatives to enter the market place. As consumer knowledge of tankless is still quite low, Skye believes that a “push” style distribution through wholesale distribution is needed. Utilizing the resources of wholesalers to make sales calls and stock inventory locally will help to reduce initial capital needs and expedite a broader distribution network. To date, Skye has appointed manufacturer’s representatives in 22 states and expects that it will continue to appoint more representatives over the balance of 2006, including manufacturer’s representatives in Canada and Mexico.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Target Markets and Distributors - continued

The wholesale distribution model is favored by Skye because, among other reasons, according to the 2003 Frost & Sullivan report, over 60% of plumbing sales are made by wholesale distributors. Many of the wholesale distributors add value to Skye’s distribution because, in addition to providing the local sales and installation force, they also are able to inventory both units and parts. As awareness of tankless grows, a local presence is essential to convert home building, architects and other key decision makers to adopt tankless technology.
Over time Skye believes that certain of its products, particularly the Paradigm™ point-of-use water heaters will likely be sold through traditional and “big-box” retailers. Although retailers typically drive somewhat higher margins for Skye as compared to wholesale distribution, the infrastructure necessary to support this sales channel is significantly higher and Skye is not currently staffed or capitalized to do this. We will continue to monitor our distribution and determine on a product-by-product basis, which method of distribution or sales channel best serves Skye’s interests.

Skye has also established a relationship with Siemens, AG, our supplier of certain critical electrical components. Skye is currently working with Siemens, AG to develop critical electrical components to enhance the safety and functionality of Skye’s products, as well as to develop the necessary component to commercialize the Paradigm™ product lines.

Manufacturing

On February 15, 2006, Skye entered into a Manufacturing Services Agreement with Jabil Circuit, Inc. (“Jabil”) pursuant to which Jabil has agreed to manufacture certain components and to assemble Skye’s tankless water heater products as specified by Skye from time to time. The agreement has an effective date of January 30, 2006. Skye anticipates that Jabil will become Skye’s primary manufacturer and is currently completing the engineering for manufacturing. Additionally, Skye is also actively negotiating with critical suppliers to quality them to supply Paradigm™ components, as well as potentially expedite the earlier market availability of Paradigm™ product.

Intellectual Property

In May 2002, Envirotech was granted a patent by the United States Patent Office for its Modular Electronic Tankless Water Heater (ETWH) (Patent No. US 6,389,226). Each of the contractors or consultants who have performed research and development services for and on behalf of Envirotech made written assignments to Envirotech of proprietary and intellectual property rights relating to the ETWH and that research and development, and have signed non-disclosure, non-competition agreements with Envirotech.

Over time Skye believes that certain of its products, particularly the Paradigm™ point-of-use water heaters will likely be sold through traditional and “big-box” retailers. Although retailers typically drive somewhat higher margins for Skye as compared to wholesale distribution, the infrastructure necessary to support this sales channel is significantly higher and Skye is not currently staffed or capitalized to do this. We will continue to monitor our distribution and determine on a product-by-product basis, which method of distribution or sales channel best serves Skye’s interests.

Skye has also established a relationship with Siemens, AG, our supplier of certain critical electrical components. Skye is currently working with Siemens, AG to develop critical electrical components to enhance the safety and functionality of Skye’s products, as well as to develop the necessary component to commercialize the Paradigm™ product lines.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Target Markets and Distributors - continued
Manufacturing

On February 15, 2006, Skye entered into a Manufacturing Services Agreement with Jabil Circuit, Inc. (“Jabil”) pursuant to which Jabil has agreed to manufacture certain components and to assemble Skye’s tankless water heater products as specified by Skye from time to time. The agreement has an effective date of January 30, 2006. Skye anticipates that Jabil will become Skye’s primary manufacturer and is currently completing the engineering for manufacturing. Additionally, Skye is also actively negotiating with critical suppliers to quality them to supply Paradigm™ components, as well as potentially expedite the earlier market availability of Paradigm™ product.

Intellectual Property

In May 2002, Envirotech was granted a patent by the United States Patent Office for its Modular Electronic Tankless Water Heater (ETWH) (Patent No. US 6,389,226). The Founders of Envirotech and Steve Onder, and each of the contractors or consultants who have performed research and development services for and on behalf of Envirotech made written assignments to Envirotech of proprietary and intellectual property rights relating to the ETWH and that research and development, and have signed non-disclosure, non-competition agreements with Envirotech.

During the past two years, based on newly developed technology, ION has filed several applications for patents with the United States Patent and Trademark Office, and expects the products offered using this new technology to replace the products previously manufactured by Envirotech. All persons deemed inventors have executed written assignments to ION of proprietary and intellectual property rights relating to the inventions forming the basis of the various applications for patents and the attendant research and development. In November 2005, the Company received notice from the USPTO that the first such patent request has been allowed, which was issued on May 16, 2006 as US Patent No. 7,046,922. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to Skye or ION, the Company believes that its applications are meritorious and will be granted at least in part.

In addition to the applications of patents filed by the Company, Skye has also registered its name and graphics art logo with the U.S. Patent and Trademark Office. Effective protection may not be available for our service marks. Although we have registered our service marks in the United States and in certain countries in which we do business or expect to do business, we cannot assure you that we will be able to secure significant protection for these marks. Our competitors or others may adopt product or service names similar to “Skye”, thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the name “Skye” could adversely affect our business, but would not detract from the Company’s proprietary ownership of its other intellectual property.

Research and Development

The Company conducts all of its research and development activities through ION. All employees, contractors and consultants engaged in the research and development process by ION were required to execute non-disclosure, non-competition agreements covering the subject, scope and work product of the program. The Company expended approximately $450,000 in 2005 and $285,000 in 2004 on research and development.
Employees
At December 31, 2005, Skye had two part time employees, both of whom served with nominal compensation, and Valeo had six full-time employees. Additionally, the Company retained the services of consulting professionals to provide on-going management, legal, accounting and engineering research and development work. The Company anticipates adding several full time employees in the near future in management and for administrative and technical support. Additional employees are expected to be engaged as revenues from operations permit.

Dependence on Major Customer
Skye is just beginning the wholesale introduction of its products. It has not developed a dependence upon any single customer or group of customers. By necessity, initial sales of Skye’s products may be concentrated with certain distributors or retailers until a broader distribution network can be achieved. Skye will monitor its sales and distribution activities closely to avoid such reliances.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Costs of Environmental Compliance

Because Skye does not manufacture any of its products, it does not anticipate incurring material costs related to environmental compliance, which is the responsibility of the manufacturer.

Materials and Principal Suppliers.

Sky has retained Jabil Circuit, Inc. to manufacture its products, and, as such, is heavily dependent upon Jabil to perform satisfactorily so as to ensure the availability of product for sale. Jabil is required to buy components for Skye’s products from the market at large, as well as an approved list of suppliers, including Siemans, AG (electrical components), Lake Monitors (flow sensors), Tru Heat (heating elements), Hydro Aluminum (extruded heating chamber), and Arnold Bros. (stainless steel sheet metal and components). Although limited production experience has been obtained, Skye is satisfied that Jabil has the necessary experience to avoid supplier delivery problems. In order to avoid losses associated with lack of production components, Skye has worked closely with Jabil to identify suppliers that have traditionally performed well in addition to ensuring that multiple suppliers for most components are available. With the exception of certain proprietary components manufactured by Jabil, and the preferred vendors noted above, the balance of components are readily available from a variety of sources both domestically and internationally. Skye is satisfied that it and Jabil have adequately planned to avoid production disruption resulting from a breakdown in its supply chain.

Recent Developments
On May 16, 2006, the USPTO issued a patent to ION on the modular tankless water heater, the core technology of the FORTIS™ tankless water heater. The Company completed engineering on the FORTIS™ series of products in October 2005. Initial samples were produced in December 2005. On February 15, 2006, the Company entered into a Manufacturing Services Agreement with Jabil Circuit, Inc., pursuant to which Jabil will manufacture certain parts and assemble the Company’s products. A copy of that agreement was filed with the Company’s current report on Form 8-K dated February 23, 2006.

Meanwhile, in November 2005, the Company completed the Paradigm™ proof of concept and has commenced preparation of certain patent applications to protect the related inventions. It has produced sample models of the Paradigm™ for testing and is currently completing engineering for manufacturing. Additionally, Skye is also actively negotiating with critical suppliers to qualify them to supply Paradigm™ components, as well as potentially expedite the earlier market availability of Paradigm™ products.

Certain litigation commenced after year-end is discussed in “Item 3. Legal Proceedings” below.

ITEM 2. DESCRIPTION OF PROPERTY
At December 31, 2005, the Company owned no real property. The Company leases space at 7150 West Erie Street, Chandler Arizona 85226. These offices are leased by the Company pursuant to a lease agreement which operates month-to-month. The monthly lease obligation is approximately $20,000. There is no option to renew or extend the term of the lease. This facility consists of approximately 28,000 square feet and includes both 8,000 square feet of office space and 20,000 square feet of warehouse space. The Company has entered into a conditional purchase agreement for the building it currently occupies. Under the terms of the agreement the Company may, at its option prior to August 2, 2006, proceed to purchase the real estate for the full purchase amount of $2,800,000. On August 18, 2005, the Company paid a non-refundable deposit of $50,000 towards the purchase of the building to be applied to the purchase price if Skye elects to purchase the building or to be forfeited if it chooses not to purchase the building. Skye believes that the value of the building may exceed the purchase option price. Skye is determining whether or not to proceed with the purchase and is examining the possibility of selling the current option to a third party and relocating to a smaller facility.

ITEM 2. DESCRIPTION OF PROPERTY - continued

Investments

The Company uses available capital to fund its current operating expense and product research and development. Accordingly, it does not have a long-term investment plan. Short-term investments are invested in bank deposits and other liquid secure investments.

ITEM 3. LEGAL PROCEEDINGS.

Distributor Suit. Prior to the acquisition of Envirotech, by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998. On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years. The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on all assets of Envirotech, tangible and intangible, granted to the Senior Secured Creditor in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees. As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be filed of record so long as no default existed. On May 3, 2004, the distributor claimed a breach and filed the Stipulated Judgment. Management believes no default existed to warrant the filing of the judgment. With the filing of the Bankruptcy Petition by Envirotech (see below), this action was stayed. However, with the dismissal of the Chapter 11 Proceedings on February 28, 2006, this judgment is once again a claim against the assets of Envirotech, subject, however, to the claims and rights of the Senior Secured Creditor. The promissory notes and security interests of the Senior Secured Creditor were purchased by and assigned to Sundance Financial Corporation in 2005.
Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). The Company is not affiliated with Envirotech of Texas, Inc. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. The Company does not consider this injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product and the new products have been developed with specific attention to avoiding infringement on any existing patents of third parties. Trial in the Seitz Suit has been scheduled for November 2006. At a hearing on May 18, 2006, the Court directed that discovery be expanded to include the technology and products of Skye, including, specifically the FORTIS™ and Paradigm™ technologies. Envirotech and Skye intend to aggressively pursue this litigation to conclusion. On June 28, 2006 counsel for Envirotech withdrew from the action. As a result, Envirotech is currently seeking new counsel to pursue the litigation.

ITEM 3. LEGAL PROCEEDINGS - continued

    Unpaid Legal Fees. Subsequent to December 31, 2003, Envirotech has been named in four separate lawsuits for unpaid legal and consulting fees totaling $268,000. These include the Myers and Jenkins Suit and the Sensor Technologies Suit discussed below. On May 3, 2004, Envirotech settled one of these suits claiming fees of $112,500. In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under SEC Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech. The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement. In two of the other three suits judgments have been granted in the aggregate amount of approximately $155,500, both of which were stayed by the bankruptcy filing discussed above. The fourth suit is on behalf of a law firm that served as a contract arbitrator in Envirotech’s dispute with the Distributor noted above. With the dismissal of the Chapter 11 proceedings, the Company has received notice from the plaintiff that it intends to resume the suit, which seeks approximately $3,500 in fees.

Myers and Jenkins Suit. On May 24, 2006, Envirotech was served with a Motion for Entry of Default in connection with an action filed in Arizona Superior Court, case number CV-2006-003671 by Envirotech’s prior legal counsel, Myers and Jenkins. The motion seeks judgment for the payment of the principal sum of $103,830, together with interest and costs. Envirotech has not defended the action.

Sensor Technologies Suit. On May 24, 2006, Envirotech was served with an Application for Entry of Default in connection with an action filed in the Arizona Superior Court, case number CV-2006-0060632, by Sensor Technologies & Systems, Inc., an engineering firm that provided engineering consulting services in connection with Envirotech’s ESI-2000 product. The application seeks judgment for the payment of $72,391, together with interest and costs. Envirotech has not defended the action.

Bankruptcy Proceedings. As a result of several claims arising out of decisions by Envirotech’s management prior to its acquisition by Skye that resulted in a number of lawsuits and judgments (see above), on August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona. The filing of this Petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on the judgments. Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, Skye has not assumed any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement (see above). All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, were stayed during the pendency of the Bankruptcy Proceedings. Envirotech filed a Disclosure Statement and Plan of Reorganization on November 7, 2004 and the Court approved its request to submit the plan to the creditors for approval. The Plan, however, did not receive approval of the Court and Envirotech subsequently filed a Motion to Dismiss the Chapter 11 proceedings which was granted, with prejudice, on February 28, 2006. As a result of this dismissal, all claims and judgments of creditors of Envirotech may be renewed.

ITEM 3. LEGAL PROCEEDINGS - continued

Claims by the Company Against Former Executives. On August 13, 2004, Skye filed a verified complaint in the United States District Court in and for the District of Arizona against three former officers, directors and principal shareholders of Envirotech, and Ronald Jay Edwin, a/k/a Ryan Edelstein, and others (Case No.: CV04-1682-PHX-EHC). The suit alleged, against various defendants, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Fraud and Intentional Misrepresentation, Conspiracy to Defraud, Arizona Securities Fraud, Federal Securities Fraud, Negligent Misrepresentation, Misappropriation of Trade Secrets and Confidential Business Information, Conversion/Embezzlement, Intentional Interference with Business Relations and Prospective Economic Advantage, Unjust Enrichment, and Promissory Estoppel. The Company sought various forms of relief including, but not limited to, Damages, Constructive Trust, Rescission and Injunctive Relief. A copy of this Complaint is available upon request made to the Company. Subsequently, the suit was voluntarily dismissed by the Company to facilitate settlement negotiations with each of the defendant parties. A settlement was signed with Ronald J. Edwin the terms of which include, among other things, a permanent injunction against Mr. Edwin for the actions alleged. Settlements with each of the remaining defendants were achieved in the fourth quarter of 2004, resulting in the return and cancellation of 2,075,000 shares of common stock of the Company that had been issued in connection with the acquisition of Envirotech. In addition, all three defendants entered into non-compete agreements with the Company and agreed to various other terms sought by the Company. In connection with one of the settlements where the defendant returned a substantial block of his shares, the defendant was granted an option by the Company to acquire up to 100,000 shares of common stock at a price of $0.55, for a period of one year. The option expired December 31, 2005.

Shareholder Inspection Claim. In April 2006 a shareholder purporting to have obtained consent from at least 15% of the Company’s shareholders filed a lawsuit in the United States District Court for the District of Nevada (Case No. 2:06-CV-0541-RLH-GWF) seeking inspection of the Company’s books and records pursuant to Nevada corporate law. The Court denied plaintiff’s initial request. The Company has asserted several counterclaims against the plaintiff for tortious conduct and for abuse of the legal process in connection with the lawsuit. The matter is currently pending.

Shareholder Derivative Action. In May 2006 a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named only as a nominal defendant and there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to former consultants to the Company, as well as prior issuances of stock to certain members of current management. Plaintiffs seek to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded that they return the shares to the Company. The parties have entered into a “standstill” arrangement in which the parties agreed to refrain from using their stock and voting rights in connection with proxy solicitations, shareholder consents, and the noticing of special shareholder meetings. The matter is currently pending. In addition to the foregoing claims, three of the defendants have demanded that the Company defend and indemnify them from the plaintiffs’ claims.

Delisting. Because the Company has been unable to file this report and its Quarterly Report on form 10-QSB for the quarter ended March 31, 2006, on a timely basis, including the grace period permitted by the NASD Over the Counter Bulletin Board (“OTCBB”), it has been delisted from the OTC:BB. As a result, the Company’s securities now trade on the pink sheets until all reports are current. There is no assurance that the Company will be admitted to trade again on the OTC:BB. Due to past delinquencies in its filings, the Company may be restricted from applying for listing on the OTC:BB for at least a year.

ITEM 3. LEGAL PROCEEDINGS - continued

Berry-Shino Claim. The Company has on several occasions during the past three years utilized the services of Berry-Shino Securities, Inc., Scottsdale, Arizona, in raising various forms of financing to further its business plan and operations. In the course of each of these engagements, the Company has paid Berry-Shino various fees and expenses and has issued a certain number of shares of its Common Stock to Berry-Shino. The Company has recently received correspondence from Berry-Shino stating that it believes it is entitled to be issued an additional 456,500 shares of Common Stock as additional consideration for its services. The Company is currently reviewing of validity of the entitlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 21, 2005, through a written consent without a meeting, a majority of the shareholders approved a change in the name of Tankless Systems Worldwide, Inc. to SKYE International, Inc.

In March 2006, the Company was served with a demand by Dan DeSade, acting on behalf of himself and certain other shareholders, purporting to represent shareholders of record holding in excess of 15% of the outstanding shares of the Company (collectively, the “Demand Shareholders”). The Demand Shareholders had signed authorizations giving Mr. DeSade the authority to demand that the Company permit an inspection of its books and records pursuant to relevant provisions of Nevada law. The Company’s Board of Directors denied such demand and took the position that the actions of Mr. DeSade, specifically, the solicitation of proxies, were in contravention of Federal Securities laws, and further, that the demand itself could not be supported under applicable Nevada law. Subsequently, in April 2006, Mr. DeSade, representing the Demand Shareholders, filed a petition in the U.S. District Court for the District of Nevada, case number 2:06-cv-00541-RLH-GWE, seeking an inspection of the Company’s financial and other records pursuant to Nevada corporate law. The Company believes the request was not properly made and contested that request. The complaint was dismissed on May 22, 2006, but the plaintiffs were granted leave to re-file the complaint if certain technical deficiencies are corrected.

On April 20, 2006, the President of the Company, acting pursuant to Article II section 2 of the Company’s By-laws, having received a demand of shareholders holding in excess of 15% of the issued and outstanding shares of the Registrant, called a Special Meeting of the common shareholders of the company that was to be held on May 31, 2006. The purpose of the special meeting was to:

a.	To elect directors of Skye to hold office until the succeeding Annual General Meeting of Shareholders.

b.	To transact such other business as may properly come before the Meeting or any adjournment or adjournments thereof.

At its meeting on May 11, 2006, the Board of Directors postponed the special shareholders’ meeting until a future date to be established after the Company has brought its SEC filings current. The Board did not evaluate whether the meeting was duly called.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

 Skye’s common stock has been traded on the Over the Counter Bulletin Board since 1998 under various symbols:

    CRRZ - 1998 to December 12, 2002
    ELUT - December 12, 2002 to July 25, 2003
    TSYW - July 25, 2003 to November 11, 2005
    SKYY - November 11, 2005 to May 19, 2006
    SKYYE - May 19, 2006 to June 5, 2006
    SKYY.PK - Since June 5, 2006

The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2005	High	Low
Quarter Ended December 31, 2005	1.12	0.62
Quarter Ended September 30, 2005	1.40	0.66
Quarter Ended June 30, 2005	1.05	0.57
Quarter Ended March 31, 2005	1.40	0.75

For the Fiscal Year Ending on December 31, 2004	High	Low
Quarter Ended December 31, 2004	0.91	0.88
Quarter Ended September 30, 2004	0.73	0.73
Quarter Ended June 30, 2004	0.80	0.65
Quarter Ended March 31, 2004	1.05	1.20

Holders of Common Equity

As of June 22, 2006, there were approximately 254 shareholders of record of the Registrant’s Common Stock and there were approximately 20,588,493 shares of Common Stock issued and outstanding.

Dividends

Skye has never declared or paid a cash dividend to stockholders. The Board of Directors presently intends to retain any earnings to finance the Company’s operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company’s earnings, capital requirements and other factors.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Equity Compensation Plans

As of December 31, 2005, our equity compensation plans were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	700,000	$0.51	247,643
Total	700,000	$0.51	247,643
(1) Excluding securities reflected in column (a)

The Company has granted options to Sundance Financial Corp., and Digital Crossing, LLC, to purchase 600,000 shares of common stock at an exercise price of $0.50 per share. The option may be exercised, in whole or in part, at any time within a ten-year period beginning February 11, 2004 and ending February 11, 2014. The options are fully exercisable as of the grant date, February 11, 2004, and require that the exercise price be paid in cash. The number of shares purchasable upon exercise of the option are subject to certain adjustments, and in certain circumstances the price per share may also be adjusted. The grantees have unlimited piggy-back registration rights to have shares purchased pursuant to the option included in any registration statement filed by the Company. Copies of the Option Agreements with Sundance and Digital Crossing, and amendments thereto, are attached as Exhibits 10.7 and 10.8, respectively, of this Report.

In connection with the settlement of claims asserted against one of the principal officers and directors of Envirotech, the Company and granted a one-year option to purchase up to 100,000 shares of common stock of the Company at a price of $0.50 per share. The option did not grant any registration rights to the grantee and there were no provisions for adjustments either in number of shares or price. This option expired on December 31, 2005 and was not exercised.

The Company also granted its web site developer the option, for a period of one year, to purchase up to 100,000 shares of common stock of the Company at a purchase price equal to the 50 day moving average as of the Effective Date, August 24, 2005. The option did not grant any registration rights to the grantee and there were no provisions for adjustments either in number of shares or price. As of December 31, 2005, and as of the date of this Report, this option has not been exercised.

Changes in Control

The Company is not aware of any arrangements which may result in a change in control of the Company. While it would not necessarily constitute a change in control, the Company is in receipt of a shareholder consent that would purport to elect five directors and to ratify the appointment of Semple & Cooper. Two of the directors to be appointed have already been appointed to the Board by the existing directors on May 11, 2006. They are Messrs. Cannerelli and Sprunk. The stipulated agreement among the parties noted in “Item 3. Legal Proceedings, Shareholder Derivative Action” above prevents the Company from implementing that consent, and the Board of Skye has not had an opportunity to evaluate the efficacy of that shareholder consent.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Sale of Unregistered Securities

Information on the sales of unregistered securities is noted in “Item 1. Description of Business, Financing” above. Information on purchases of the Company’s securities in connection with the settlement of litigation against certain former executives of the Company is discussed more fully in “Item 3. Legal Proceedings” above.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Plan of Operation.

Skye has three subsidiary corporations. On November 7, 2003, the Company acquired Envirotech Systems Worldwide, Inc. (Envirotech), a private Arizona corporation, as a wholly owned subsidiary. In January 2004, Skye formed ION Tankless, Inc.(ION), an Arizona corporation, to do research, development and marketing of new tankless heating technologies. In January, 2005, it created Valeo Industries, Inc. (Valeo), a Nevada corporation, to license ION technologies and to manufacture and distribute products using those technologies.

In 2004, the Company initiated its management transition plan as a result of its acquisition of Envirotech. The Company entered into several consulting agreements to assist in day-to-day operations and provide financial, management and other consulting services to the Company and its subsidiaries. Certain of those agreements have been completed and others have been entered into with the same objective in mind. [See Exhibits 10.5, 10.6 and 10.9 to this Report.] These persons serve as part of the management team during the periods of their engagement and will perform a variety of services to include:

1.	The evaluation of potential business opportunities
2.	The business operations and management
3.	The development of business strategies
4.	Raising public and private capital

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of electronic, tankless water heaters. Management feels that the industry trends are encouraging and it expects increased sales each year of operation. Advertising will continue through the printed media, cable television and the Internet. As new homebuilders become aware of the product it will be included in original house plans.

Previously the Company produced, marketed and sold its electronic tankless water heater products directly through the internet. The FORTIS™ and Paradigm™ units, and future products, however, will be sold primarily through distributors. It also has established its own sales team that handles retail sales generated by advertising and Internet marketing. The FORTIS™ design seeks to achieve several advantages over tank water heaters and other tankless water heaters, including low cost of production (based on short assembly time, mass production capability and design versatility), reasonable purchase price, enhanced performance (emphasizing safety, dependability and convenience), operating cost savings, space savings and environmental friendliness. For more information, see Description of Business, Part I, Item I above.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Summary of Products

FORTIS™. Skye expects to offer five power models of the FORTIS™ unit, with different combinations of heating elements. The Company believes all models have the following characteristics:

• 304 series stainless steel housing
• paddle wheel flow sensor that can be cleaned if necessary
• solid aluminum heating chamber coated with xylan to prevent mineralization build-up
• Incoloy sheathed immersion heating elements for longevity
• Surgical grade stainless steel end-caps to move heated water within heating chamber
• Custom microprocessor controller with backlit color LCD interface
• Avionic grade solid state relays
• Breaker sub-panel included inside each appliance
• Redundant mechanical power breakers
• Wet sensor
• Optional automatic flush cleaning system
• Wall brackets for easy installation

The Manufacturer’s Suggested Retail Price for the units will average approximately $1,499.00.

Using the FORTIS™ technology or other proprietary technology, the Company expects to develop additional products for recreational vehicle and marine applications and for swimming pools and spas.

Revenue Generation Strategy and Potential

Initial manufacturing will focus on the FORTIS™ series. Each model will be capable of five different configurations, ranging in power output from 40 Amps to 120 Amps. Later this year, the Company expects to bring the Paradigm™ product line to the market.

The Company expects to market its products through established wholesale distribution channels, direct retail market through large national retailers such as Home Depot and Lowes, and through Company based internet sales.
The Company anticipates pre tax gross profit margins from the sale of the FORTIS™ in a range of 25% to 30%. The Company believes that the quality, safety and other characteristics of the FORTIS™ and Paradigm™ will make them attractive to distributors and buyers. Margins are expected to improve as production and sales volumes increase, and as the higher margin Paradigm™ product line is added in 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Liquidity and Capital Resources

As of December 31, 2005 the Company’s only source of established revenue was from the sales of product through its subsidiary, Envirotech. That product line was discontinued in 2005. Future revenues are expected to derive from the manufacture and marketing of the FORTIS™ and Paradigm™ series of products. The consolidated financial statements for the Company disclosed that the Company has working capital deficiency of $2,411,601, and has accumulated losses of $10,064,513. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

On March 22, 2006, the company issued 100,000 shares of common stock at $0.55 per common share in a non-brokered direct private placement for total net proceeds of $55,000. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933. The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.

Between April 10, 2006 and April 25, 2006, the Company issued 1,714,260 shares of common stock at $0.35 per common share in a non-brokered direct private placements for total net proceeds of $600,000. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933. The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum. No commissions or other fees were payable in connection with this private placement. The funds were allocated for general working capital purposes, as well as to fund the initial production of the FORTIS™ product by Jabil Circuit, Inc. pursuant to Skye’s Manufacturing Services Agreement of January 2006.

Except as set forth above, the Company has not received any additional financing subsequent to the date of the issuance of the Financial Statements for the year ended December 31, 2005. For more information concerning financing received in 2005, see Part I, Item I, Financing, above.

Executive Summary

 The Company’s business is the design production, marketing and sale of value-added consumer appliances that integrate leading technologies to deliver increased functionality and energy efficiency to appliances and commercial products used by consumers. Skye’s premier consumer product is the FORTIS ™, a new patented series of electric instantaneous water heater. Skye will market the FORTIS ™ tankless water heater which it believes: (i) maintains a pre-determined water temperature which will not exceed the set point (ii) conserves water (by installing the electronic tankless water heater close to the use point or by heating water at the tap, rather than drawing cold water before the hot water travels from a tank to the tap) (iii) conserves energy (by heating water only when it is needed) (iv) have a greater life span than other water heaters (v) be competitive with the purchase price of other water heaters, (vi) saves space, and (vii) is powerful and versatile (for example, making the heater able to heat water for an entire house in any climate). The electronic tankless water heater is microprocessor controlled with a color backlit LCD display, allowing for programmable settings and a variety of convenience features not widely available on other water heaters. An extruded aluminum housing for the heating chamber, together with stainless steel patented end-caps to efficiently move the heated water through the device is expected to provide the versatility and dependability needed for a durable consumer application. Other features of the design include the use of solid state relays, redundant mechanical relays, embodying the power breakers inside the device thus eliminating the need to install a separate electrical sub-panel, as well as a host of convenience features such as energy saving modes, automatic clean functions (optional), automatic flood prevention (optional), use limiter and remote temperature reset functions. On the heels of FORTIS™ will be a new patent pending technology that Skye refers to as Paradigm™. This technology ushers in an entirely new method of heating water that is both fast and extremely efficient. The primary application for the Paradigm™ technology will be for the point-of-use instantaneous heating market. Skye is currently working to commercialize this technology into a suite of products that can be used in homes across America.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Executive Summary - continued

As the initial focus of Skye’s research and development was the creation of improved fluid heating devices. Skye has currently focused its initial efforts to produce and market a line of water heating products. Skye’s success is largely dependant upon its ability to commercialize the products resulting from the research and design initiative, such as FORTIS™ and Paradigm™. Additionally, since Skye has no other source of revenue currently, the success of the Company will depend upon the ability of Skye to market and sell its products.

After acquiring Envirotech in November 2004, Skye was engaged in the business of producing and selling a line of electric tankless water heaters called the “ESI-2000”. In October 2004 Skye resolved to discontinue Envirotech’s further production of the ESI-2000 in favor of a new line of products then being developed by Skye’s subsidiary, Ion Tankless, Inc. Having been voluntarily petitioned into Chapter 11 bankruptcy on August 6, 2004, Envirotech sought to prepare a plan of reorganization to rehabilitate itself. A Plan of Reorganization (the “Plan”) was timely filed in December of 2004. The key aspects of the Plan called for Envirotech to (i) deplete remaining parts inventories and deliver ESI-2000 product that had been pre-sold (ii) engage in a final production run of 250 to 300 units, and (iii) reposition itself as the manufacturing arm for Skye so as to produce the technologies that resulted from the research then being conducted by Ion Tankless. The Plan was predicated on receiving working capital from Skye pursuant to the terms of the Plan.

Envirotech was riddled with financial troubles as it awaited approval of the Plan. Monies were not readily available to complete the final production run of the ESI-2000 product line and sales of the ESI-2000 were not sufficient to sustain Envirotech. Hence, in March 2004 Envirotech granted a limited license (the “License”) to a newly formed entity, Valeo Industries Inc. (“Valeo”) that would then be responsible for producing the final run of ESI-2000 product. In exchange for the limited license from Envirotech to produce up to 300 units, Valeo assumed the obligation to supply ESI-2000 to all persons who had purchased the ESI-2000 from Envirotech.

Valeo had a difficult time completing the production of the ESI-2000 product. Creditors of Envirotech had repossessed certain key components or were simply unwilling to do any further component production runs associated with the ESI-2000. Valeo slowly began to produce the ESI-2000 as monies were available from the margin generated from sales of the ESI-2000 that were not otherwise bound to be delivered in accordance with the License. Deliveries of ESI-2000 product were made both to persons that ordered product from Valeo, as well as those persons that had ordered product previously from Envirotech. On December 5, 2005 by order of Judge Lee Rosenthal of the US District Court for the Southern District of Texas in Houston a preliminary injunction against Envirotech and Skye was issued in connection with the Seitz Patent Suit (See Legal Proceedings) enjoining Skye and its affiliates from manufacturing, assembling, selling or offering for sale, any Product (as defined in the order) including the Envirotech ESI-2000 heater, any other heater regardless of its model number utilizing parts from the ESI-2000 or any other heater, regardless of its model number, utilizing in whole any part any technology embodied in the ESI-2000 heater (sic). Production and distribution of the ESI-2000 was immediately stopped and no further deliveries of completed product were made. Since December 5, 2005 the only source of revenue was in connection with the sale of ESI-2000 parts and the provision of certain paid repair services.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Executive Summary - continued

 Having engaged in a significant research and development program commencing initially from March to May 2004, then recommencing in late October 2004, and continuing through November 2005, Skye expended a total of $285,544 in fiscal 2004 and $447,657 in fiscal 2005 on research and development activities through its subsidiary, Ion Tankless to develop new and innovative heating technologies. Research and Development activities were contracted to Alliance Engineered Systems of Mesa, AZ and were overseen by a consultant to Ion Tankless. After producing numerous versions of the FORTIS™ whole house tankless water heater and concept prototypes of the Paradigm™ point-of-use water heater, Skye resolved to introduce FORTIS™ as the first product to market. In late October 2005 the Board of Skye determined that in order to ensure larger production volumes and consistent quality that it would amend its business plan, and instead of manufacturing its own products at its new facility in Chandler, AZ, that it would instead contract out the manufacture of all products to a third party manufacturer. Skye then engaged in a rigorous review in order to find a suitable third party manufacturer. In February, 2006 Skye announced that it entered into a Manufacturing Services Agreement with Jabil Circuit, Inc. (“Jabil”) pursuant to the terms of which Jabil will manufacture certain product lines, including the FORTIS™, on behalf of Skye.

A limited production of 250 units of the FORTIS™ whole house tankless water heater commenced in late April 2006 and is currently underway as of the date of this filing. Skye expects to begin volume commercial production and shipment of the FORTIS™ during the third quarter of 2006. The Company’s ability to generate future revenues is dependent upon the overall market reception of the FORTIS™ product (and Paradigm™ when introduced) and the volume of production and sales that the Company is able to generate. However, additional engineering and testing is required and final testing of the product can only be conducted once production commences. The Company also expects to incur significant marketing costs over the next twelve months. It is possible that the FORTIS™ (and Paradigm™ when introduced) will require further modifications before commercial shipments are possible. As a result, the Company can give no definitive assurances that it will be able to achieve commercial production of the FORTIS™ or Paradigm™ on the anticipated timeline.

The Company plans to use third parties to manufacture certain components for its products, and Jabil to assemble the final products. The Company is under contractual obligations with certain critical component suppliers, as well as with Jabil. While Skye hopes to manufacture its completed products and the majority of its components in the United States, there can be no assurances that it will be able to do so. The Company believes that electronics and metal components are easily sourced throughout the world and the Company will continually seek best pricing and highest quality components for its products. The Company expects to continue handling the shipment of its products.

Once FORTIS™ (and later Paradigm™) is ready for commercial production and distribution is likely to begin during the third quarter of 2006, the Company’s success will be dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling tankless water heating devices to home builders and the wholesale plumbing trade. The Company is unable to provide forecasts as to the amount of product it anticipates selling. As of June 30, 2006, the Company has contracts with twelve (12) U.S. manufacturers’ representative groups with operations in 22 States. The major terms of the contracts are: (a) distributors receive a graduated discount based on volume with the greatest discount being 35%, and 10% commissions to manufacturer’s representatives; (b) non-exclusive territories; (c) termination upon 30 day notice and; (d) no maximum purchase requirements and sales goals to be mutually agreed, or in default, $1,000,000 per territory. The Company is currently training all its U.S. distributors and manufacturers representatives in the use of its products.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Executive Summary - continued

Due to the limited sales volume of its existing products, the Company reported a net loss of $4,051,870, including in that amount a non-recurring non-cash charge of $2,441,869 related to depreciation and the issuance of stock for consulting services rendered, for the year ending December 31, 2005 (net loss of $0.27per share) and a net loss of $1,893,331 for the year ending December 31, 2004 (net loss of $0.16 per share).

At the present time, the Company does not generate sufficient revenues from its operations to pay its operating costs. Management believes that the Company will need additional outside sources of funding in the future to continue the production and promotion of its products.

The Company has ceased to manufacture the ESI-2000 water heater line of products developed by Envirotech. Our FORTIS™ brand product line, which is expected to be delivered to the market during the third quarter of 2006, is the result of the R&D program discussed above. Skye’s FORTIS™ series is scalable from 40 to 120 amps of heating power and is a microprocessor-controlled electric water heater contained in a compact unit, which is designed to operate in most any climate. Skye’s new and innovative way of heating water for home and business is contained in a small and easy to install unit. Not only does it supply endless amounts of hot water but it also offers substantial energy savings. The FORTIS™ series saves energy, space, water, and is suitable for all areas of the world. Skye uses advanced technology and high quality parts in the construction of the FORTIS™ series, which provides reliability and longevity in the unit. Anywhere hot water is now being used or generated, Skye’s electric instantaneous water heaters can perform the task more effectively than conventional tank-based systems. The FORTIS™ series will heat the water only as long as you require and at the temperature you desire, and will continue to maintain a precise temperature even if other hot water faucets are opened. Electricity is only used when water is required, therefore the cost of heating water is reduced by 20% - 40%. Because the FORTIS™ series is compact it can be easily installed close to where hot water is being used and is ideal for hotels, motels, apartments, and homes where space is at a premium. Skye believes its FORTIS™ series heaters offers one of the most efficient solutions for on-demand endless hot water available today.

Going Forward

The Company has expended considerable efforts in working with its contract manufacturer, Jabil Circuit, Inc., in order to begin the production of the FORTIS™ line of products. As of June 30, 2006, much of the prepatory work to commence production has been completed and Jabil has begun to develop the manufacturing work cell to commence production. The Company expects that the first FORTIS™ units will be produced in the early third quarter of 2006 with sales and delivery to also commence during such period. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. During this initial period of production the Company has been advised by Jabil Circuit that it is likely that changes will be made to the FORTIS™ product in order to improve either the product itself or the manufacturability of the product. Once the production and processes have stabilized the Company anticipates that it will seek to move production of the FORTIS™ to a lower cost center in Mexico or China in order to gain additional margin.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Executive Summary - continued

The Company has continued to focus development efforts on the commercialization of its patent pending Paradigm™ technology. Although we have been very excited about the functionality that the Paradigm™ technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently in final negotiations with a critical supplier to jointly complete the engineering and commercialization process and then subsequently engage in an engineering for manufacturing phase. In the event we are successful in concluding a strategic relationship in this regard, the Company expects that it will have first delivery of product utilizing the Paradigm™ technology by the end of 2006 or early 2007. As we have not yet completed our negotiations there can be no assurance that we will finalize any such agreement, or if we do finalize the agreement, that we will be successful in developing a commercialized product for distribution within a reasonable period of time.

Access to capital remains one of the most pressing considerations for the Company. Although we were successful in concluding a $600,000 non-brokered private placement in April 2006, such funds were not sufficient to provide adequate working capital to meet the needs of the Company beyond the beginning of the third quarter 2006. As such, the Company expects to be working diligently to access additional funding likely by way of further private placements of equity. We have commenced negotiations with several broker-dealers with a view to completing further private placements to fund our business strategy, but to date we have not yet concluded any such arrangement. Our business strategy will require us to raise in excess of $3 million over the next 12 month period in order to fully execute our current business plan. There can be no assurance that we will be able to raise such additional funding by way of either new debt or equity, and in the event we are unable to raise the funds necessary to fund our business plan it will be necessary to curtail such plans and this could have a detrimental impact on our business. Management believes that, in order to properly exploit the introduction of both the FORTIS™ and Paradigm™ technologies, it will be necessary that we be positioned not only as a quality supplier of products, but that we also be able to supply a sufficient volume of product to meet wholesale demand. We believe that, relative to the wholesale market, there is a very high expectation that product be available in a timely fashion when ordered. In order to meet this expectation we must be capable of not only producing our products in sufficient volume, but holding quantities of product in inventory as well. These things all require capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

Over the balance of the year we will continue to focus our efforts on producing the FORTIS™ product line and in getting such product into the market to be sold. We will continue to develop our markets and train installers and field service personnel in cooperation with our appointed manufacturer’s representatives. This is no small task and it will require a significant effort on the part of our existing staff, as well as new staff that must be hired in order to provide sales and customer service to the field. We will also focus our efforts on completing the Paradigm™ technology and we are challenged by the opportunity to introduce this powerful technology to the US marketplace. While Paradigm™ will require a significant investment of time and capital in order to yield a line of marketable products, we are confident that products based on this technology will be amongst the most efficient and technologically advanced in the market. Many challenges remain and our staff is committed to the challenge.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Equity Issuances

The Company, after the acquisition of Envirotech, required funds to support current operations and to provide future working capital. The Company has met its financial needs through its limited operations, debt financing and through the sales of its securities. Since January, 2004, the Company has undertaken the following sales of non-registered securities in a series of private transactions:

•
For the year ended December 31, 2004, the Company sold $1,075,000 principal amount of 10% senior notes due one year from date of issue and 537,500 unregistered common shares of common stock in private placements in connection with such Notes.  The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.  In addition, in 2004 the Company issued 172,354 unregistered shares to retire $990,911 in debt and associated interest; 695,000 shares for services rendered valued at $146,330, and 2,250,000 shares for services rendered and prepaid services to consultants valued at $112,500.

•
On January 14, 2005 the Company closed the sale of $100,000 principal amount of 10% senior notes due one year from date of issue and 50,000 unregistered common shares of common stock in private placements in connection with such Notes.  The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.

•
Between June 1, 2005 and July 28, 2005, the Company issued 1,998,819 shares of common stock at $0.55 per common share in private placements for total gross proceeds of $1,099,900. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933.  The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.

•
Between July 29, 2005 and August 15, 2005, the Company issued 565,000 shares of common stock at $0.55 per common share in private placements for total gross proceeds of $310,750. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933. The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.

•
During 2005, the Company also issued 50,000 shares in connection with Bridge Loan Financing arranged in January 2005, 252,357 registered shares and 400,000 unregistered shares for consulting, legal and other services rendered valued at $651,943, 524,500 unregistered shares as employee stock awards valued at $536,170, 920,578 unregistered shares to retire $515,725 in debt and associated interest. In addition, between September 7 and December 15, 2005, the Company accepted subscriptions for 470,000 unregistered shares at an average price of $.54 per share for a total of $275,000 and agreed to issue 20,000 shares for outside services rendered valued at $11,000. With the exception of the registered shares, all shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.

•
On March 22, 2006, the company issued 100,000 shares of common stock at $0.55 per common share in a non-brokered direct private placement for total net proceeds of $55,000. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933. The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.

•
Between April 10, 2006 and April 25, 2006, the Company issued 1,714,260 shares of common stock at $0.55 per common share in a non-brokered direct private placements for total net proceeds of $600,000. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933. The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.

Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this document. This discussion contains forward-looking statements that are based on our current expectations and involve risks and uncertainties. Skye’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-KSB.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Comparison of the Years Ended December 31, 2005 and 2004

Revenues.

Revenue decreased by $33,467 or 16% to $172,424 for 2005 compared to $205,891 for 2004. We believe the decrease was attributable to a number of management changes during the year, as well as a suspension of product sales due to the unavailability of product arising from both the lack of working capital, as well as the preliminary injunction granted in December 2005 prohibiting the further sales of the Envirotech ESI-2000 product line.

Cost of Goods Sold and Gross Margin.

Cost of Goods Sold decreased by $29,837 to $172,651 for 2005 compared to $205,488 for 2004. Gross margin decreased to $(226) for 2005 compared to $403 for 2004. The gross margin variance is related to smaller production volumes and added costs in obtaining component parts from suppliers as a result of the Envirotech Chapter 11 proceedings.

General and Administrative Expenses.
Legal and Professional costs, which includes fees paid to outside consultants for management services, increased significantly in 2005 to $2,032,825 as compared to $711,916 in 2004. The increase is mostly attributable to the valuation accounting relative to shares paid to certain consultants for services rendered during 2005, expenses incurred in connection an accelerated research & development campaign to complete the FORTIS™ and Paradigm™ technologies, the Chapter 11 proceedings of Envirotech, SKYE patent fees and on-going patent litigation costs. Advertising/Marketing Expenses increased to $44,147 in 2005 as compared to $27,431 in 2004 as a result of management engaging in test marketing using print media and direct response promotions. General and Administrative (G&A) expenses increased by $748,963 to $1,253,029 for 2005 compared to $504,066 for 2004. The majority of the increases reflect additional expenses incurred in connection with developing a new business for the company as a result of the Chapter 11 proceedings of Envirotech. The Company incurred non-cash charges in the amount of $2,408,114 for the value of stock grants to employees, key consultants and for the value of stock granted to a new consultant which became fully vested in 2005.

Research and Development Expenses.
Research and Development (R&D) expenses increased to $447,657 for 2005 compared to $285,544 for 2004. The Company’s increase in R&D expenses is attributable to engineering costs associated with the betterment of the FORTIS™ design, as well as prototype costs associated with Paradigm™ and the costs of developing new controller technology.

Net Loss.

Net loss increased $2,097,767 to $(4,051,870) or $(0.27) per common share for 2005 compared to a net loss of $(1,893,331) or $(0.16) per common share for 2004. This increased loss was due primarily to the increased R&D costs invested in bringing the FORTIS™ to the market, the ramp up in G&A expenses in preparation for the anticipated growth of the Company’s operations, litigation costs in 2005 and the non-cash expense in connection with shares issued to consultants as prepaid services during 2005.

Liquidity and Capital Resources

Based on the Company’s current plans and market conditions, management does not believe that the Company’s existing cash and current operations will be sufficient to satisfy its anticipated cash requirements for the next twelve months. In addition, the Company is unable to provide assurance that its planned levels of revenue, costs and expenses will be achieved. If the Company’s operating results fail to meet its expectations or if the Company fails to manage its inventory, accounts receivable or other assets, it will have a negative impact on the Company’s liquidity and the Company will be required to seek additional funding through public or private financings or other arrangements. In addition, due to the planned expansion of its product offerings, marketing efforts, channels and geographic presence, the Company may require additional working capital. If this were to occur, it is possible that adequate funds may not be available when needed or may not be available on favorable or commercially acceptable terms, which could have a negative effect on the Company’s business and results of operations.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Liquidity and Capital Resources - continued

At December 31, 2005 the Company had total current assets of $31,310, including a cash balance of $2,711. These funds are not sufficient to meet the Company’s operational and liquidity needs for the next twelve months and thus additional debt or equity financing will be required. The Company’s working capital at December 31, 2005 was $2,411,601. This represents a increase in working capital of approximately $266,507 from working capital of $2,678,108 at December 31, 2004. This increase is attributed to the receipt of $1,410,650 in proceeds from the sale of shares of common stock during 2005 and from the conversion of $528,226 in principal and interest to equity by various noteholders. Operating activities used cash of $1,383,896 and $1,025,039 during 2005 and 2004, respectively.

The Company reported negative operating cash flows from operations of $1,383,896 for the twelve months ended December 31, 2005. The net loss of $3,806,439 was offset by non-cash charges of $2,936,340 which represented the value of stock issuances and stock options exchanged for services rendered and $33,755 in depreciation and amortization expenses. At December 31, 2005, the Company had no inventory purchase commitments.

The long-term continuation of the Company’s business plans is dependent upon generation of sufficient revenues from its products to offset expenses. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funding for continued operations, and will therefore be dependent upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales.  We expect to need to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.   If the Company cannot obtain needed funds, the Company may be forced to curtail or cease its activities.  If additional shares are issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company and this dilutive effect may be substantial.   The Company has no commitments or plans for any additional funding at the present time. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business.

Contractual Obligations

The Company has entered into leases for office and warehouse space, which runs through August 2006. Future lease payments under operating leases are approximately $140,000 in 2006. There are no commitments for office and warehouse space beyond August 2006, and, accordingly the Company must either purchase the facility in which it currently operates for the total sum of $2,800,000 (less the $50,000 non-refundable deposit paid in August 2005), or locate other leased facilities from which to operate.

Intangible Assets

The Company’s intangible assets consist of two pending patents and two patents for tankless water heater technology with a carrying value of $NIL. Generally a patent has a life of 17 to 20 years. The Envirotech patent for a modular tankless water heater, Patent No. 6,389,226 was granted on May 14, 2004 (the “Envirotech Patent”), and the Ion Tankless Patent No. 7,046,922 for a modular tankless water heater was granted on May 16, 2006 (the “Ion Patent”).

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Intangible Assets - continued

The Company performed an impairment test in accordance with the guidance provided in SFAS 142, “Goodwill and Other Intangible Assets”, and has determined that, as of December 31, 2005 no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets. The Company recognized an impairment of $39,778 related to the Envirotech Patent in 2004.

The Envirotech Patent is subject to a lien registered against it by the Law Firm of Jennings, Strouss & Salmon (“JSS”) relating to an outstanding claim against Envirotech for unpaid legal services. In 2001, JSS obtained security from Envirotech in the form of a U.C.C 1 registration over all the tangible and intangible assets and receivables of Envirotech. In 2002 the security was amended to include a specific lien against the Envirotech Patent that was subsequently registered by JSS with the U.S. Patent & Trademark Office (collectively, the JSS Security”). After the filing for Chapter 11 bankruptcy protection by Envirotech on August 6, 2004, Envirotech commenced negotiations with JSS, as Envirotech’s sole secured creditor, to acquire the JSS security. Envirotech was unable to reach an agreement with JSS. Subsequently the JSS Security was purchased by Sundance Financial Corp. (“Sundance”). Envirotech was successful in reaching a verbal agreement to acquire the JSS Security by way of the payment of Sundance’s actual costs to acquire the JSS Security, together with an amount of $2,000, an amount reflective of Sundance’s legal fees and expenses in connection with acquiring the JSS Security. Between July and October 2005, the Company made a series of payments to Sundance totaling $83,000 in order to acquire the JSS Security. By way of an agreement dated and effective as of June 1, 2006, between Sundance and Ion Tankless, Inc. we acquired the JSS Security. By way of the conclusion of this agreement, Sundance acknowledged the prior repayment to it of $83,000 by the Company, and with the payment of the sum of $2,000 reflective of Sundance’s legal expenses and fees, Ion Tankless, Inc. acquired all of the JSS Security.

Critical Accounting Policies

We have identified the following policies as critical to our business operations and the understanding of our results of operations. The preparation of these financial statements require us to make estimates and assumptions that effect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. The effect of these policies on our business operations is discussed below where such policies affect our reported and expected financial results.

Revenue Recognition. Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We recognize revenue when delivery of the product has occurred or services have been rendered, title has been transferred, the price is fixed and collectability is reasonably assured. Sales of goods are final with no right of return.

Warranty Costs. We warrant our products against manufacturing defects for a period of five years on electrical components and 10 years on other components. As of December 31, 2005, we have had no significant warranty claims on ESI-2000 products sold. Once sales of our new products commence, we expect to make an accrual for warranty claims based on our sales.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Critical Accounting Policies - continued

Intangible Assets. We have intangible assets in the form of patents issued and pending. Our estimate of the remaining useful life of these assets and the amortization of these assets will affect our gain from operations. Since we do not have a method of quantifying the estimated number of units that may be sold we have elected to amortize these intangibles over a seven year period beginning in the first quarter of 2006.

Purchase Accounting. Our purchase accounting policy is to record any acquisitions in accordance with current accounting pronouncements and allocate the purchase price to the net assets. The Company evaluates the fair market values of tangible and intangible assets based on current market conditions, and financial and economic factors. Intangible assets are valued using several cash flow projection models and financial models to establish a baseline for their respective valuations. The Company’s policy is to expense in-process research and development costs at acquisition.

Stock Options. We have a stock option plan under which options to purchase shares of our common stock may be granted to employees, consultants and directors at a price no less than the fair market value on the date of grant. We account for grants to employees in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option and is recognized ratably over the vesting period of the option. Because our options must be granted with an exercise price equal to the quoted market value of our common stock at the date of grant, we recognize no stock compensation expense at the time of the grant in accordance with APB No. 25. On January 1, 2006 we adopted the fair value based method set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), we would recognize compensation expense based upon the fair value at the grant date for awards under the plans. The amount of compensation expense recognized using the fair value method requires us to exercise judgment and make assumptions relating to the factors that determine the fair value of our stock option grants. We account for equity instruments issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Risks Relating To Our Business and Our Marketplace

History of Operations and Dependence on Future Development.

Skye International, Inc. (“Skye”) was organized November 23, 1993 and existed as a development stage company until its acquisition of Envirotech Systems Worldwide, Inc. (“Envirotech”), on November 7, 2003. Envirotech was organized December 9, 1998. Envirotech has a limited history of operations. The first sales of its products occurred in calendar year 2000. Subsequent to its formation, the Company has generated approximately $4,043,572 in losses through November 7, 2003, the date of acquisition by Skye. However, $489,658 of this loss occurring in 2003 was attributable to a re-purchase of a distributorship in a major market where Envirotech believed the distributor was not performing as well as the market would justify. The Company on an operating and consolidated basis has continued to incur losses from operations since the date of acquisition. The Company has yet to generate significant revenue from sales of product and has not generated any revenues yet from the sale of the products from its research and development initiatives.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

History of Operations and Dependence on Future Development - continued

Prior to the development of new technology, the Company was dependent upon the operations of Envirotech for its revenue. The Company expects that additional operating losses will occur until revenue is sufficient to offset the level of costs to be incurred for marketing, sales and product development. The Company is subject to all of the risks inherent in establishing a new business enterprise. Since the Company has a very limited record of operations, there can be no assurance that its business plan will be successful. The potential for success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered with the start-up of new businesses and the competitive environment in which the Company will operate. A prospective investor should be aware that if the Company is not successful in achieving its goals and achieving profitability, any money invested in the Company might be lost. The Company’s management team believes that its potential near-term success depends on the Company’s success in completing product development, then in manufacturing, marketing and selling its products and in developing new products.

The Company has not had sufficient funds to date with which to fully implement its marketing plans. We cannot be certain that our business strategy will be successful because these strategies are unproven. There can be no assurance that the Company will generate sufficient revenues to the extent necessary to render it profitable. Many of Envirotech’s activities during its early years have involved research and development concerning tankless water heaters. This has required the investment of substantial capital with no period in which to realize the benefits of such activities. There can be no assurance that Management has accurately forecast the Company's performance or that planned operations will lead to profits in the future. In addition, outside of product know-how, intellectual property and contractual relationships, the Company has only limited hard assets. If the Company is unable to develop marketable products, obtain customers and/or generate sufficient revenues so that it can profitably operate, the Company's business will not succeed. We will be particularly susceptible to the risks and uncertainties described in these risk factors and will be more likely to incur the expenses associated with addressing them. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as those that we expect will serve as our target markets. Accordingly, purchasers of Units will bear the risk of loss of their entire investment in the Company.

Awaiting SEC Response to Amended Financial Filings for the Year Ended December 31, 2004

On September 15, 2005 the Company received a letter from the U.S. Securities and Exchange Commission (“SEC”) relating to information provided by the Company in its financial filings for the year ended December 31, 2004 (the “2004 10KSB”), as well as the interim quarterly filings preceding such date. The SEC requested, among other things, that we clarify and restate certain disclosures in the 2004 10KSB and possibly some related quarterly disclosures on form 10QSB during such year. On June 14, 2006 the Company filed an amended and restated 10KSB/A for the year ended December 31, 2004, and, to date, we have not received any comments thereon from the SEC.

Company’s Shares Quoted on the Pink Sheets

Because the Company did not file its 2005 10KSB within such grace period it did not maintain its quotation on the NASD OTC Bulletin Board. On June 5, 2006 the Company’s shares began trading on the largely unregulated Pink Sheet market. Although the Company has committed to rectifying its regulatory compliance so as to qualify for quotation on the OTC Bulleting Board there can be no assurance that the Company’s shares will resume quotation on the OTC Bulletin Board, or if they resume, that such quotation can be maintained.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Limited Capital and Need for Additional Financing.

Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funding for continued operations, and will therefore be dependent upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales.  We expect to need to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.   If the Company cannot obtain needed funds, the Company may be forced to curtail or cease its activities.  If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company and this dilutive effect may be substantial.   The Company has no commitments or plans for any additional funding at the present time. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business.

On-Going Litigation

The Company is currently engaged in a significant amount of litigation. For a discussion of these items of litigation, see “Item 3. Legal Proceedings” above. The cost of this litigation is significant and it is expected that associated costs will continued to be incurred until such matters are concluded. The Company expects that such continuing costs could be significant if all matters proceed to trial. Although management is attempting to settle or otherwise expeditiously resolve such matters there can be no assurance that such early resolution can be achieved, and, if not expeditiously resolved, substantial costs and a diversion of our management’s attention and resources will likely occur and this could hurt our business.

Lack of Diversification.

The size of the Company makes it unlikely that the Company will be able to commit its funds to diversify the business until it has a proven track record, and the Company may not be able to achieve the same level of diversification as larger entities engaged in this type of business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Competition.

The water heater market is mature, highly concentrated and highly competitive. Steep discounts and rebates as high as 20% or more are standard. Some contractors are loyal to favorite brands and on occasion resistant to tankless systems, and the plumbing industry is on occasion also resistant to tankless systems. Pricing competition has increased in recent years, and major manufacturers are increasing their expenditures on research and development. Conventional water heaters (tank heaters) are slightly more efficient and reliable than conventional tank water heaters in previous years. There are several companies around the world who manufacture water heaters, conventional and tankless. It is reasonable to expect to encounter intense competition in all aspects of our business and that such competition would increase. Substantial competition could emerge at any time. Many of our competitors and potential competitors have longer operating histories and significantly greater experience, resources, and managerial, financial, technical, and marketing capabilities than us. In addition, many of these competitors offer a wider range of products and services than we contemplate offering. Many current and potential competitors also have greater name recognition, industry contacts and more extensive customer bases that could be leveraged to accelerate their competitive activity. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and with third parties to enhance their products and services in this space. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business. This intense competition, and the impact it has on the valuation of companies of this nature, could limit our opportunities and have a materially adverse effect on the Company’s profitability or viability.

The Company believes that its primary competition will be the manufacturers of conventional tank water heaters, who are firmly established with the plumbing industry. There are a large number of manufacturers of tank water heaters, both domestic and foreign. The dominant manufacturers are five large, multinational, established companies with significantly more resources than the Company (Bradford-White, Rheem, A. O. Smith, State Industries and American Standard). Manufacturers of tank water heaters dominate the U.S. market, maintaining over 99% market share of residential water heater sales. The Company cannot predict the likelihood that it will take market share away from those manufacturers, or whether or how long it will take the Company to build up sales of the ETWH. In addition, there can be no assurance that larger, more established companies with significantly more financial, technical, research, engineering, development and marketing resources; with established distribution networks and worldwide manufacturing capabilities; and with greater revenues and greater name recognition than the Company; will not develop competing systems and products which will surpass the Company’s business.

To the Company's knowledge, the competition in electric tankless water heaters in the United States consists primarily of five companies that have done business mostly in North America, Central America and South America, with combined annual revenue in excess of $10 million. The Company expects it will encounter greater competition from tankless manufacturers in other countries, where tankless water heaters have a longer history of sales and greater acceptance in the marketplace. Competitive factors, including competitors entering the tankless water heater market, could have a material adverse effect on the Company's business, results of operations, financial condition and forecasted financial results.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Performance; Market Acceptance.

The quality of the Company’s products, manufacturing capability, and marketing and sales ability, and the quality and abilities of its personnel, are among the operational keys to the Company’s success. A primary management challenge will be to penetrate the market for water heaters, a mature, highly competitive and concentrated market. Also, distributors and users of water heaters may resist or be slow to accept a tankless water heater. Other important factors to the success of the Company will be the ability to complete the development process for new products in a timely manner and the ability to attract an adequate number of buyers, distributors and investors. There can be no assurance that the Company can complete development of new technology so that other companies possessing greater resources will not surpass it. There can be no assurance that the Company can achieve its planned levels of performance, or can be successful in establishing relationships with the number and quality of distributors it needs to be successful, in a timely way. If the Company is unsuccessful in these areas, it could have a material adverse effect on the Company's business, results of operations, financial condition and forecasted financial results.

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depend to a significant degree on our intellectual property. Others could use our intellectual property without our consent because we may not be able to protect our intellectual property adequately. We will rely on copyright and trademark law, as well as confidentiality arrangements, to protect our intellectual property.

Envirotech was granted a patent by the United States Patent and Trademark Office for its Modular Skye Electronic Water Heater (ETWH) (Patent No. US 6,389,226 B1). Proprietary rights to the design of the ETWH were Envirotech’s principal assets. The existing patent and intellectual property of Envirotech were assigned as collateral for debts owed by Envirotech for legal services arising prior to the acquisition of Envirotech by Skye. Envirotech, in 2005, discontinued production of all models of the ESI-2000 tankless water heater previously manufactured by it. On December 5, 2005 by order of Judge Lee Rosenthal of the US District Court for the Southern District of Texas in Houston a preliminary injunction against the Company was issued in connection with the civil action H-02-4782 between David Seitz and Microtherm (as Plaintiff) and Envirotech (as Defendant and Plaintiff by counterclaim) enjoining the Company and others from manufacturing, assembling, selling or offering for sale, any Product (as defined in the order) including the Envirotech ESI-2000 heater, any other heater regardless of its model number utilizing parts from the ESI-2000 or any other heater, regardless of its model number, utilizing in whole any part any technology embodied in the ESI-2000 heater (sic).

The new line of tankless water heaters designed by the Company do not utilize the Envirotech patent or technology related to the ESI-2000 product, and are constructed entirely using parts and operational methodologies distinct from the Envirotech ESI-2000 heater. The Company does not intend to produce any further ESI-2000 heaters and believes all future water heaters will embody designs and technologies related to newly developed intellectual property of the Company’s research and design subsidiary Ion Tankless, Inc.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Dependence on Intellectual Property - Design and Proprietary Rights - continued

During the past year, based on newly developed technology, Skye has filed several applications for patents with the United States Patent and Trademark Office, and expects that a range of products using this new technology will replace the products previously manufactured by Envirotech. On May 16, 2006, the Company’s subsidiary, ION Tankless, Inc. received notice from the USPTO that the first such patent had been published as Patent No. 7,046,922 for a Modular Tankless Water Heater. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to Skye or ION, the Company believes that its applications are meritorious and will be granted at least in part. It is expected that further research and development undertaken by the Company through its subsidiary, ION Tankless, Inc., will result in the issuance of more patents. However, the concepts and technologies we use in the future may not be patentable.

Effective Protection may not be available for our Trademarks.

Although we have applied to register our trade marks in the United States, we cannot assure you that we will be able to secure significant protection for these marks. Our competitors or others may adopt product or service names similar to "Skye", thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the name "Skye” could seriously harm our business.

Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the high technology industry and difficulty in controlling hardware and software. The laws of other countries may afford us little or no effective protection for our intellectual property. We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to: enforce our intellectual property rights; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business. There can be no assurance that competitors of the Company, some of which have substantially greater resources, will not obtain patents or other intellectual property protection that will restrict the Company’s ability to make and sell its products. If the Company were unsuccessful in protection of proprietary and intellectual property rights to the ETWH, it could have a material adverse effect on the Company's business, results of operations, financial condition and value, and forecasted financial results.

Some of our markets are cyclical, and a decline in any of these markets could have a material adverse effect on our operating performance.

Our business is cyclical and dependent on consumer spending and is therefore impacted by the strength of the economy generally, interest rates, and other factors, including national, regional and local slowdowns in economic activity and job markets, which can result in a general decrease in product demand from professional contractors and specialty distributors. For example, a slowdown in economic activity that results in less home renovations can have an adverse effect on the demand for some of our products. In addition, unforeseen events, such as terrorist attacks or armed hostilities, could negatively affect our industry or the industries in which our customers operate, resulting in a material adverse effect on our business, results of operations and financial condition.

Disaster.

A disaster that disables the Company’s operations will negatively impact the Company’s ability to perform for a period of time. The Company’s disaster recovery plan includes future multiple-site storage of inventory and the possibility of multiple manufacturing facilities.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

We increasingly manufacture and/or source critical components for our products outside the United States, which may present additional risks to our business.

A significant portion of our future production will likely be manufactured outside of the United States, principally in China, and expanding international manufacturing capacity in China and Mexico is part of our strategy to reduce costs. International operations generally are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our operations will suffer if we are unable to complete our internal cost reduction programs.

We are implementing a cost reduction program in our water heating products business, which includes a transfer of portions of our manufacturing and assembly work from of existing United States operations to proposed operations in China or Mexico. In implementing this program, we may not be able to successfully consolidate management, operations, product lines, distribution networks, and manufacturing facilities, and we could experience a disruption in our inventory and product supply or in administrative services. In addition, we may not be able to complete this program without unexpected costs or delays, or the need for increased management time and effort. If we do not successfully implement this program on a timely basis, we will not achieve the planned operational efficiencies and cost savings, and there could be an adverse impact on ongoing relationships with our customers, all of which would impact our profitability.

Our results of operations may be negatively impacted by product liability lawsuits.

Our residential water heater business exposes us to potential product liability risks that are inherent in the design, manufacture, and sale of our products in that business. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations, and cash flows.

Loss of key suppliers, lack of product availability or loss of delivery sources could decrease sales and earnings.

Our ability to manufacture a variety of products is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply agreements, with our suppliers, these agreements are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of, products from certain of our suppliers, or the loss of key supplier agreements, could have a material adverse effect on our business, results of operations and financial condition. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control. Furthermore, since we acquire a portion of our supply from foreign manufacturers, our ability to obtain supply is subject to the risks inherent in dealing with foreign suppliers, such as potential adverse changes in laws and regulatory practices, including trade barriers and tariffs, and the general economic and political conditions in these foreign markets.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Our ability to both maintain our existing customer base and to attract new customers is dependent in many cases upon our ability to deliver products and fulfill orders in a timely and cost-effective manner.

To ensure timely delivery of our products to our customers, we frequently rely on third parties, including couriers such as UPS, DHL and other national shippers as well as various local and regional trucking contractors. Outsourcing this activity generates a number of risks, including decreased control over the delivery process and service timeliness and quality. Any sustained inability of these third parties to deliver our products to our customers could result in the loss of customers or require us to seek alternative delivery sources, if they are available, which may result in significantly increased costs and delivery delays. Furthermore, the need to identify and qualify substitute service providers or increase our internal capacity could result in unforeseen operations problems and additional costs. Moreover, if customer demands for our products increases, we may be unable to secure sufficient additional capacity from our current service providers, or others, on commercially reasonable terms, if at all.

In some cases we are dependent on long supply chains, which may subject us to interruptions in the supply of many of the products that we distribute.

An increasing portion of the products that we manufacture and distribute are imported from foreign countries, including China and Mexico. We are thus dependent on long supply chains for the successful delivery of many of our products. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products. Factors such as labor disputes, changes in tariff or import policies, severe weather or terrorist attacks or armed hostilities may disrupt these supply chains. We expect more of our name brand and private label products will be imported in the future, which will further increase these risks. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and have a material adverse effect on our business, results of operations and financial condition.

Our results of operations could be adversely affected by fluctuations in the cost of raw materials.

As a manufacturer we are subject to world commodity pricing for many of the raw materials used in the manufacture of our products. Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition, and government regulation. Inflationary and other increases in the costs of raw materials have occurred in the past and may recur in the future. Any significant increase in the cost of raw materials could reduce our profitability and have a material adverse effect on our business, results of operations and financial condition.

Dilution.
The Company presently has 20,588,493 shares issued and outstanding. If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s Units or Shares will occur and the dilutive effect could be significant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable. Although our current revenue model contemplates revenues from sale of products sufficient to break-even within nine to twelve months, there is no assurance that these revenues will occur. Because technology companies, even if successful, typically generate significant losses while they grow, we do not expect to generate profits for the foreseeable future, and we may never generate profits. In addition, we expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy. Our expenses will continue to increase as we: hire additional employees; pursue research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

Costs associated with designing, developing, manufacturing and marketing products to our target markets and developing the infrastructure we will need to support our customers will depend upon many factors, including the number of customers, and the size, nature, market, and financial capabilities of each. Therefore, we cannot now determine the amount by which our expenses will increase as we grow.

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

Envirotech has been named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc., referred to herein as the “Seitz Patent Suit”). The Company is not affiliated with Envirotech of Texas, Inc. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Envirotech has engaged counsel to represent it in the matter. Management believes the suit is without merit and that Envirotech will prevail in the matter. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004, but the Court has allowed the plaintiff to re-open the Houston suit and a motion to that effect has been filed by the Plaintiff. The Company has engaged the law firm of Susman Godfrey, LLP, Dallas, Texas to represent it in defending this matter and in prosecuting its counterclaim. The suit is in the discovery stage and the Company is vigorously engaged in the process. On December 05, 2005, the Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. The Company does not consider this injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product and the new products have been developed with specific attention to avoiding infringement on any existing patents of third parties. The Seitz Patent Suit involves Envirotech and, except to the limited extent covered by the injunction and the discovery matters in connection with technology used in connection with FORTIS™ and Paradigm™, neither Skye nor any of its others subsidiaries are defendants/counter-plaintiffs in the matter.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Possible Claims That the Company Has Violated Intellectual Property Rights of Others - continued

Except as described above, neither Skye nor Envirotech is the subject of any other dispute, claim or lawsuit or threatened law suit alleging the violation of intellectual property rights of a third party. With respect to the FORTIS™ and other new products the Company expects to bring to the market, management believes they are not in violation of any patents claimed by others. To the extent that the Company is alleged to have violated a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could subject the Company to costly litigation and the diversion of their technical and management personnel. If the Company incurs costly litigation and its personnel are not effectively deployed, the expenses and losses incurred by them will increase, and their profits, if any, will decrease.

Business Plans and Operational Structure May Change.

We will continually analyze our business plans and internal operations in light of market developments. As a result of this ongoing analysis, we may decide to make substantial changes in our business plan and organization. In the future, as we continue our internal analysis and as market conditions and our available capital change, we may decide to make organizational changes and/or alter some of our overall business plans.

Reliance on Management.

The Company believes that it has management in-place, capable of executing its business plan. It has also undertaken to recruit additional persons to key management positions, including engineering and finance. Should the Company be unsuccessful in recruiting persons to fill the key management positions or in the event any of these individuals should cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects. Each of the officers and other key personnel, has an employment agreement with the Company, which contains provisions dealing with confidentiality of trade secrets, ownership of patents, copyrights and other work product, and non-competition. Nonetheless, there can be no assurance that these personnel will remain employed for the entire duration of the respective terms of such agreements or that any employee will not breach covenants and obligations owed to the Company.

In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with minority ownership interest rights to make decision that affect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Units unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

Inability to Attract and Retain Qualified Personnel.

The future success of the Company depends in significant part on its ability to attract and retain key management, technical and marketing personnel. As we grow, we will also need to continue to hire additional technical, marketing, financial and other key personnel. Competition for highly qualified professional, technical, business development, and management and marketing personnel is intense. We may experience difficulty in attracting new personnel, may not be able to hire the necessary personnel to implement our business strategy, or we may need to pay higher compensation for employees than we currently expect. A shortage in the availability of required personnel could limit the ability of the Company to grow, sell its existing products and services and launch new products and services. We cannot assure you that we will succeed in attracting and retaining the personnel we need to grow.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Inability to Manage Rapid Growth.

The Company expects to grow very rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. To successfully manage rapid growth, the Company must accurately project its rate of growth and:

•	rapidly improve, upgrade and expand its business infrastructures;
•	deliver products and services on a timely basis;
•	maintain levels of service expected by clients and customers;
•	maintain appropriate levels of staffing;
•	maintain adequate levels of liquidity; and
•	expand and upgrade its technology, transaction processing systems and network hardware or software or find third parties to provide these services.

Our business will suffer if the Company is unable to successfully manage its growth.

Regulatory Factors.

The Federal Government, a State Government or any Local Government could at any time enact, repeal or change law in such a way as to eliminate, reduce or postpone certain advantages available to the water heater industry. In addition, possible future consumer legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities undertaken in connection with the business, the extent of which cannot be predicted. The exact affect of such legislation cannot be predicted until it is proposed. Additionally, much of the Company’s business is regulated by National, State and Municipal codes that affect the manner in which the Company’s products are installed and used. Although the Company believes it is aware of existing practices around the United States, there can be no assurance that one or more governing jurisdictions could make changes to such codes, the effect of which could be detrimental to the Company and its business in such jurisdictions.

Effects of Amortization Charges.

Our losses will be increased, or our earnings, if we have them in the future, will be reduced, by charges associated with our issuances of options. We have adopted the 2005 Stock Incentive for the benefit of our directors and employees. The options and restricted stock granted under this plan, as amended, may have exercise prices lower than the fair value of our common stock at the dates of grant. The total unearned stock-based compensation will be amortized as stock-based compensation expense in our consolidated financial statements over the vesting period of the applicable options or shares, generally five years in the case of options granted to employees and one year in the case of options granted to non-employee directors and restricted stock issued to employees. These types of charges may increase in the future. Future unearned stock-based compensation charges may also include potential additional charges associated with options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Dividend Policy

There can be no assurance that the proposed operations of the Company will result in significant revenues or any level of profitability. We do not anticipate paying cash dividends on our capital stock in the foreseeable future. We plan to retain all future earnings, if any, to finance our operations and the acquisitions of interests in other companies and for general corporate purposes. Any future determination as to the payment of dividends will be at our Board of Directors’ discretion and will depend on our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our Board of Directors considers relevant. No dividends have been declared or paid by the Company, and the Company does not contemplate paying dividends in the foreseeable future.

Conflicts of Interest.

Existing and future officers and directors may have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each may continue to do so. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors that may not be susceptible to resolution. All potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company and it is the intention of management to minimize any potential conflicts of interest.

Terms of subsequent financings may adversely impact your investment.
We may have to engage in common equity, debt, or preferred stock financings in the future. In such an event, rights of the then-existing shareholders and the value of their investment in the common stock could be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Shares of our preferred stock are likely to be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and likely more, favorable than the terms of your investment. Shares of common stock which we sell will, at some point, be sold into the market, which could adversely affect market price.

The industry in which we operate is characterized by rapid technological change that requires us to develop new technologies and products.

Our future will depend upon our ability to successfully develop and market innovative products in a rapidly changing technological environment. We will likely require significant capital to develop new technologies and products to meet changing customer demands that, in turn, may result in shortened product lifecycles. Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. As a result, we cannot assure that we will successfully develop and market these new products that the products we do develop and market will be well received by customers, or that we will realize a return on the capital expended to develop such products.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Our future operating results may fluctuate and cause the price of our common stock to decline, which could result in substantial losses for investors.

Our limited operating history and the lack of established products make it difficult to predict accurately our future operations. We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly. The factors that could cause our operating results to fluctuate include, but are not limited to:

•	ability to commercialize new products from ongoing research and development activities;
•	developments in tankless water heating technology;
•	price and availability of alternative solutions for water heating systems;
•	availability and cost of technology and marketing personnel;
•	our ability to establish and maintain key relationships with industry partners;
•	the amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure;
•	general economic conditions and economic conditions specific to the cost of electricity and water; and
•	the ability to maintain a product margin on sales, given the early stage of our market for our products.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation were to be brought against us it could result in substantial costs and a diversion of our management’s attention and resources, which could hurt our business.

Our common stock is subject to penny stock regulation that may affect the liquidity for our common stock.

Our common stock is subject to regulations of the Securities and Exchange Commission relating to the market for penny stocks. These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

Future equity transactions, including exercise of options or warrants, could result in dilution.

From time to time, we sell restricted stock, warrants, and convertible debt to investors in other private placements. Because the stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes is at or even lower than market prices. These transactions cause dilution to existing stockholders. Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to market. Exercise of in-the-money options and warrants will result in dilution to existing stockholders. The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved but this dilution could be significant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

We have incurred losses and may continue to incur losses in the future.

At December 31, 2005, our accumulated deficit was $10,064,513. We have not been able to generate enough sales to cover our expenses and have survived only by raising funds through the sale of debt and equity securities. We must continue to raise funds in the near future to survive. While management has been successful in the past in raising these funds, there is no assurance that management can continue to find investors to fund operations.

Our future existence remains uncertain and the report of our auditors on our December 31, 2004 and 2005 financial statements contains a “going concern” qualification.

The report of the independent auditors on our financial statements for the years ended December 31, 2004 and 2005, includes an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations, require additional financing, and need to continue the development and marketing of our products. Ultimately we need to generate additional revenues and attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Our results of operations may be negatively impacted by product liability lawsuits.

Our residential water heater business exposes us to potential product liability risks that are inherent in the design, manufacture, and sale of our products in that business. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations, and cash flows.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the year ended December 31, 2005, and for the year ended December 31, 2004 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2006, Shelley International, CPA (“Shelley”) withdrew as the Company’s independent registered public accounting firm. The reason for the withdrawal was the retirement of the firm’s principal. Shelley had audited the registrant’s financial statements for the fiscal years ended December 31, 2004 and 2003.

On February 24, 2006, the registrant engaged Semple & Cooper, LLP to serve as the Company’s independent registered public accountants for the fiscal year ending December 31, 2005. The Company’s board of directors approved the engagement of Semple & Cooper.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - continued

On June 2, 2006, Semple and Cooper resigned as auditors for the Company and on the same date the Board of Directors approved the engagement of Moore & Associates, Chartered, Las Vegas, Nevada to be its independent registered public accountants for the fiscal year ending December 31, 2005. During the short time that Semple and Cooper were the Company’s auditors, there were disagreements on certain matters. Semple and Cooper furnish the Company a letter addressed to the Commission setting forth its understanding of such matters. A copy of that letter was filed as an exhibit to the report on Form 8-K/A dated June 15, 2006.

Moore and Associates, Chartered, audited the restatement of the 2004 financial statements filed in connection with the Amended Annual Report on SEC Form 10-KSB/A which was filed by the Company on June 14, 2006 (as amended, the “2004 10-KSB/A”). In connection with that restatement, Moore filed a consent with the 2004 10-KSB/A.

During the registrant’s two most recent fiscal years and through June 2, 2006, the date prior to the engagement of Moore and Associates, neither the Company nor anyone on its behalf consulted Moore and Associates regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant’s consolidated financial statements.

The resignation of Semple & Cooper was accepted, but was not encouraged or recommended, by Skye’s Board of Directors and Audit Committee. As noted above, the engagement of Moore and Associates has been approved by both the Skye Board and Audit Committee.

On June 13, 2006, Semple & Cooper provided the Company with a letter to the SEC dated June 9, 2006. A copy of that letter is filed with this Current Report as Exhibit 16.2. That letter noted certain issues that if further investigated might materially impact the fairness or reliability of the financial statements of the Company for 2004 and 2005. In particular, the auditors noted the receipt of a letter from an attorney representing certain shareholders that contained allegations of financial and accounting improprieties and accusations of possible bankruptcy and securities fraud. The Board of Directors had not concluded its investigation of those allegations at the time Semple & Cooper resigned.

The matters noted in that letter are the subject of the Shareholder Derivative Action discussed in “Item 3, Legal Proceedings”, above

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - continued

Semple & Cooper also noted that it had questions regarding the propriety of certain arrangements relating to a patent owned by a subsidiary of the Company that were not addressed to the auditor’s satisfaction before it resigned. Documentation of those arrangements was completed after the firm’s resignation. The Board has not concluded its investigation of the propriety of the transactions and the related disclosures.

The audit reports of Shelley on the financial statements for each of the past two years as of December 31, 2004 and December 31, 2003 contained a separate paragraph stating: “The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has experienced losses since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.” There were no other adverse opinions, disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the subsequent interim period through February 24, 2006, there were no disagreements with Shelley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Shelley, would have caused it to make reference to the subject matter of the disagreement in connection with its report. The registrant requested Shelley to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter was filed as an exhibit to the report on Form 8-K dated February 24, 2006.

There were no other “reportable events” as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within the registrant’s two most recent fiscal years and the subsequent interim period ending February 24, 2006.

During the registrant’s two most recent fiscal years and through February 24, 2006, the date prior to the engagement of Semple & Cooper, LLP, neither the registrant nor anyone on its behalf consulted Semple & Cooper, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant’s consolidated financial statements.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions. During either of the years ended December 31, 2004 and December 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A.  CONTROLS AND PROCEDURES - continued

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the framework of conducting an extensive review of existing documentation and transactions to make that evaluation. As of December 31, 2004, the Company had a deficiency in internal controls over the application of current US GAAP principles. Specifically, an effective review of the Balance Sheet was not performed. As a result of the ineffective review, errors in the year-end 2004 were not detected prior to the issuance of the annual 2004 consolidated financial statements. This control deficiency resulted in the restatement of our annual 2004 consolidated financial statements as set forth in Form 10-KSB/A filed June 14, 2006. Management has concluded that this control deficiency constituted a material weakness that continued throughout 2005.
There were changes in our internal controls implemented during the first quarter of 2006, including, specifically, a process to review the balance sheet of the company by persons with significant experience with US GAAP principles. Additionally, internal controls were adopted to separate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. Such internal controls were implemented during the first quarter period ending March 31, 2006, and, accordingly, as of the end of the first quarter 2006, management found the internal control over financial reporting to be effective, with no material weaknesses. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

The Company’s management is reviewing the Company’s internal controls over financial reporting to determine the most suitable recognized control framework. The Company will give great weight and deference to the product of the discussions of the SEC’s Advisory Committee on Smaller Public Companies (the “Advisory Committee”) and the Committee of Sponsoring Organizations’ task force entitled Implementing the COSO Control Framework in Smaller Businesses (the “Task Force”). Both the Advisory Committee and the Task Force are expected to provide practical, needed guidance regarding the applicability of Section 404 of the Sarbanes-Oxley Act to small business issuers. The Company’s management intends to perform the evaluation required by Section 404 of the Sarbanes-Oxley Act at such time as the Company adopts a framework. For the same reason, the Company’s independent registered public accounting firm has not issued an “attestation report” on the Company management’s assessment of internal controls.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

As of the date of this filing, the Skye Board of Directors consists of the following members:

Mark D. Chester, Chairman.
Kenneth A. Cannerelli, Director
Gregg C. Johnson, Director and Secretary
William S. Papazian, Director
Wesley G. Sprunk, Director

Mr. Thomas Kreitzer serves as Skye’s Chief Executive Officer, Treasurer and Chief Financial Officer. He has held his respective positions since June 13, 2002. Mark Chester and Kenneth Pinckard became directors on September 19, 2005. David Kreitzer, who had served as a director since July 25, 2002, resigned on September 19, 2005.

Gregg Johnson and William Papazian were appointed directors on February 13, 2006 to fill vacant positions. On February 16, 2006, Kenneth Pinckard resigned as a director and on February 24, 2006, Thomas Kreitzer resigned as director, but he retained his positions as an officer noted above. Kenneth Cannerelli and Wesley Sprunk were appointed as directors on May 11, 2006.

Directors are elected to serve for a one-year term. Officers hold their positions at the will of the board of directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant’s affairs.

The names, ages, and respective positions of the directors and executive officers of the Company as of June 30, 2006 are set forth below.

Thomas Kreitzer	39	Chief Executive Officer, Treasurer, and Chief Financial Officer, Director of Envirotech

Mark D. Chester	45	Director of Skye

Gregg C. Johnson	41	Director of Skye, Valeo, ION and Envirotech, Chief Executive Officer of Envirotech, Valeo and ION and Director and Secretary of Skye

Wesley G. Sprunk	70	Director of Skye

Kenneth A. Cannerelli	58	Director of Skye

William S. Papazian	48	Director of Skye

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Thomas Kreitzer

Thomas Kreitzer, age 39, graduated from Indiana University in 1989. In 1993 he co-founded Enanti Software Ltd., a software development company geared toward the development of customized application specific software. In 1996 Mr. Kreitzer along with his brother David Kreitzer acquired fifty percent interest in Designer Products, a Phoenix based industrial design firm, which has grown to be well known in the hardware industry for its revolutionary product designs. Designer Products develops and patents innovative products, then coordinates manufacturing of the products overseas for distribution through industry recognized corporations. Key accounts include Stanley Tool Company, 3M Corporation, Bondex International, American Tool Company/Irwin, RPM Group, Ames, Bay Mills Company, BreathRight, DAP and numerous others. In 2003 the Kreitzer’s sold their equity in Designer Products and formed a new company Hause Products Ltd. of which they are the majority shareholders. Hause provides product design and contract manufacturing services. Thomas Kreitzer also is a stockholder and Director of Gold Coast Holding, Inc. a Delaware company that does celebrity licensing to promote various products. The company currently holds the rights to Darrell Waltrip’s meat line.

Mark D. Chester

Mark Chester, age 45, is a licensed attorney in the State of Arizona and former Chairman of the State Bar’s Securities Regulation Section and its Executive Council. He practices in Scottsdale at the law firm of Chester & Shein, P.C., which focuses on business and real estate transactions and litigation. Mr. Chester was formerly a shareholder at the Phoenix law firm of Gallagher and Kennedy where he represented local businesses, broker-dealers and homebuilders in arbitration, state and federal court, and administrative agency cases. He is a member of the Board of Arbitrators for the National Association of Securities Dealers and has served on numerous arbitration panels in a variety of securities industry disputes. Mr. Chester currently has matters before the SEC, NASD, the Arizona Securities Division and the NYSE. He received his B.S. in commerce at the University of Virginia and his J.D. from the Arizona State College of Law with honors.

Gregg C. Johnson

Gregg Johnson is a lawyer with extensive experience in management of entrepreneurial companies. He received his law degree in 1988 from Osgoode Hall Law School in Toronto and was admitted as a lawyer in Alberta in 1989. His extensive legal career has included practice in Tokyo, Japan, where his practice focused on Japanese securities regulation and international debt instruments, and in Jeddah, Saudi Arabia, where he acted as Outside Middle East Counsel to many fortune 500 companies. His career has included experience in corporate finance and venture capital for emerging growth companies across Canada. He was instrumental in building and growing many successful companies and he has been an officer and director of numerous Canadian and U.S. public companies over his career.

Wes Sprunk

Wes Sprunk resides in Scottsdale, Arizona and is President of Tire Service Equipment Mfg., Inc. and Saf-Tee Siping & Grooving, Inc. The main office for these companies is in Phoenix, Arizona with manufacturing plants in Alamogordo, New Mexico and Monticello, Minnesota. Tire Service Equipment Mfg., Inc./Saf-Tee Siping & Grooving, Inc. manufactures automotive wheel service equipment and recycling equipment. It markets these products in the U.S. and foreign countries and presently has 300+ distributors. Wes Sprunk is also a board member with Amerityre Corporation, a NASDAQ public company (Nasdaq: AMTY) located in Boulder City, Nevada. Amerityre specializes in urethane polycomposites and the company’s mission is to replace rubber in most applications, including tires. Wes Sprunk is married to Jody Ann Zadra, and has three children.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Kenneth A. Cannerelli

Ken Cannerelli has been with The Dial Corporation for over 33 years holding several key management positions. Dial is a Fortune 500 Company in the consumer package goods industry with household names like Dial Soap, Purex Detergent, Renuzit Air Fresheners, and Armour Canned Meats. His experience covers sales, marketing, business development, training, and sales planning. Here is a brief list of positions held:

* Key Account Sales Manager
* Region Business Development Manager
* District Sales Manager
* Zone Sales Manager
* Director of National Accounts
* Vice President of Sales Non-Food Accounts
* Vice President and General Manager Central Division
* Vice President of Sales Specialty Channels (Current Position)

Sales and Management experience covers all channels — i.e. Drug, Grocery, Mass, Wholesale Clubs, Home/Hardware, and Dollar Stores. Ken has extensive experience in managing a direct sales force, brokers, manufacturer reps, and distributors along with direct involvement in mergers and acquisitions. In addition to attending several key business seminars i.e. Sales and Marketing Executives International at the Graduate School of Syracuse University, he holds a BSBA from the University of Phoenix. He also served in the United States Air Force as an Accounting and Finance NCO from 1969 through 1973.

William S. Papazian

William Papazian has been practicing law since 1986, specifically in the areas of corporate securities, regulatory and transactional work. In addition, since 2001, he has been the President, Chief Executive Officer and General Counsel of Spinelli Corporation, a privately-held litigation support and investigative firm located in Scottsdale, Arizona. Prior to that, he spent seven years as a Board Director, Executive Vice President and General Counsel of a public company that developed and managed projects in the hospitality and gaming sectors. Mr. Papazian received his Juris Doctor degree from McGeorge School of Law, University of Pacific in 1986 and his Bachelor of Arts degree from New York University in 1983. He has been backgrounded and licensed by several federal and state regulatory agencies.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant’s equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant’s equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2005, and certain written representations from executive officers and directors, the Registrant is aware that Messrs Chester and Papazian inadvertently failed to file a Form 3 at the time of their election to the Board. They are in the process of preparing those forms and obtaining the required EDGAR ID’s.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Code of Ethics

The Company maintains a Code of Ethics that was filed with its Annual Report on Form 10-KSB for 2003 filed on April 22, 2004. That code applies to the chief executive, financial and accounting officers, controller and persons performing similar functions. If the Company amends the code or grants a waive from the code with respect to the foregoing persons, it will post that amendment or waiver on its website, www.skye-betterliving.com.

Audit Committee

The Company’s Audit Committee consists of Messrs. Chester, Johnson and Papazian. None of those members has been designated by the Board or the Audit Committee as an “audit committee financial expert.” The Board is seeking to fill a board seat with a member that will fulfill that qualification and is currently engaged in a director search.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of the Company’s officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Annual Compensation				Long Term Compensation			All Other Compensa-tion($)
					Awards		Payouts
	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Thomas Kreitzer, Chief Executive Officer, Treasurer and Chief Financial Officer	2004 2005	-0- -0-	-0- -0-	-0- -0-	$5,000 $17,550	-0- -0-	-0- -0-	$9,100 $6,000
David Kreitzer, President	2004 2005	-0- -0-	-0- -0-	-0- -0-	-0- $7,000	-0- -0-	-0- -0-	$11,700 $6,000
Gregg Johnson, Secretary	2004 2005	-0- -0-	-0- -0-	-0- -0-	$37,500 $80,000	-0- -0-	-0- -0-	$51,150 $48,150
Kenneth Pickard, Vice President, Valeo (1)	2004 2005	-0- -0-	-0- -0-	-0- -0-	$43,500,(1) $109,900 (1)	-0- -0-	-0- -0-	$51,500,(1) $72,000 (1)
(1) Kenneth Pinckard became a vice president of Valeo in February 2005. He was not compensated directly as an executive. All payments reflected in this table were made to Digital Crossing, LLC, pursuant to a consulting agreement. Kenneth Pinckard is an employee or consultant of Digital Crossing. The Company has no information concerning how much compensation Mr. Pinckard received from Digital Crossing relating to the services rendered by him to the Company.

ITEM 10.  EXECUTIVE COMPENSATION - continued

Employment and Consulting Agreements

There are no employment agreements with any of the executive officers.

The Company has entered into consulting agreements with Sundance Financial Corp., Digital Crossing, LLC, and Gregg C. Johnson. Copies of those agreements, together with any amendments thereto, are attached as Exhibits 10.5, 10.6 and 10.9, respectively, to this Report.

The consulting agreements with Sundance and Digital Crossing commenced February 1, 2004 and will terminate on January 31, 2008. As amended, each provides for payments in the amount of $10,000 per month, with the Company having the option to pay any fee in excess of $5,000 per month, in the form of common stock of the Company. In addition, each of the agreements provides for the issuance of shares of common stock as additional compensation, including 750,000 shares issued pursuant to amendments dated September 6, 2005, and grants options to purchase 300,000 shares of common stock at any time prior to February 11, 2014 at a price of $0.50 (See Exhibits 10.7 and 10.8 attached to this Report). At December 31, 2005, Sundance and Digital allege that the Company was delinquent with respect to payments owing under these agreements and the Company has accrued the following amounts as of that date: Sundance, $87,100; Digital Crossing, $46,170.

The consulting agreement with Gregg C. Johnson, who is a director, secretary and acting general counsel for the Company, provides for the payment of a monthly fee in the amount of $10,000. As additional compensation, Mr. Johnson has been issued 750,000 shares of common stock of the Company. The agreement with Mr. Johnson commenced August 2004 and continues until July 31, 2007 (See Exhibit 10.9 to this Report). Mr. Johnson alleges that he has provided services on a full-time basis in a timely and efficient manner and the contract remains in full force and effect.

The plaintiff’s in the Shareholder Derivative Action (see Item 3, Legal Proceedings, above) contest, among other things, the validity of the consulting agreements discussed above.

Compensation of Directors

There are no compensation arrangements in place.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of June 30, 2006, concerning shares of the Company’s common stock, the only class of securities that are issued and outstanding, held by (1) each stockholder known to own beneficially more than five percent of the common stock, (2) each of the directors, (3) each of the executive officers, and (4) all of the directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Sundance Financial Corp. 13470 N. 85th Place Scottsdale, AZ 85260	1,380,000 (3) direct	6.71%
Digital Crossing, LLC 13835 N. Tatum Blvd., Ste. 9-170 Phoenix, AZ 85032	1,370,000 (4) direct	6.65%
Thomas Kreitzer 7904 E. Chaparral Rd., #A110-490 Scottsdale, AZ 85253	5,000 direct	N/A
Mark D. Chester 8777 N. Gainey Center Dr., Suite 191 Scottsdale, AZ 85258	200,000 direct	0.97%
Gregg C. Johnson 6081 West Park Ave. Chandler, AZ 85226	796,000 direct	3.84%
William S. Papazian 4901 E. Calle Del Medio Phoenix, AZ 85018	-0-	-0-
Kenneth A. Cannerelli 4618 East Tumbleweed Dr. Cave Creek, AZ 85331	-0-	-0-
Wesley G. Sprunk 3451 S. 40th St. Phoenix, Az 85040	142,855 direct	0.69%
Officers and Directors as a group (6 persons)	1,138,855	5.53%

(1)
To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite the person’s name.

(2)
This table is based on 20,588,493 shares of Common Stock outstanding as of June 30, 2006. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from June 30, 2006, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by that person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Sundance Financial Corp., and affiliated persons own 1,080,000 shares of Common Stock of the Company. Lawrence G. Ryckman is a director of Sundance Financial Corp. Sundance has the right to acquire up to 300,000 shares of common stock pursuant to Options granted February 2004 at any time prior to February 11, 2009, at an exercise price of $0.55 per share.

(4)
Digital Crossing LLC, a Delaware limited liability company, owns 1,070,000 shares of Common Stock of the Company. Digital Crossing has the right to acquire up to 300,000 shares of common stock pursuant to Options granted February 2004 at any time prior to February 11, 2009, at an exercise price of $0.55 per share.

Information on Equity Compensation Plans is noted in “Item 5. Equity Compensation Plans” above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, none of the Company’s present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of the Company’s information and belief, any of its former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect the Company.

Accrued Salaries and other Expenses to Officers and Directors

During the year ended December 31, 2005 and 2004, the Company had incurred the following charges with directors and officers of the Company or companies with common directors:

	2005		2004
General and Administrative	$		$
Accounting
Consulting	260,950	(1)	235,650	(1)
Rent
Salaries

	$260,950		$235,650

(1) Includes payments made to Digital Crossing, LLC, pursuant to consulting agreement. Kenneth Pinckard is an employee or consultant of Digital Crossing. The Company has no information concerning how much compensation Mr. Pinckard received from Digital Crossing relating to the services rendered by him to the Company.

These charges were measured by the exchange amount, which is the amount agreed upon by the transacting parties and include amounts paid to persons who were officers or directors of the Company or any of its affiliates at any time during the respective fiscal years, even amounts paid prior to the time when they may have taken office.
Related Party Transactions

During 2005, Studio One Entertainment, Inc. whose President is Lawrence Ryckman, transferred a paid credit of $150,000 to ION Tankless, Inc., to enable ION to continue research and development work contracted by Ion with Alliance Engineered Services, Inc. At December 31, 2005, only $30,000 of this loan had been repaid by the Company. The balance is carried in related party payables.

During 2005, Sundance Financial Corp., advanced a total of $93,000 to the Company to enable it to meet short term obligations. At December 31, only $10,000 of this loan had been repaid. The balance is carried in related party payables

Future Transactions

All future affiliated transactions are expected to be made or entered into on terms that are no less favorable to the Company than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of the Company’s board of directors are asked to approve future affiliated transactions. The Company believes that of the transactions described above have been on terms as favorable to it as could have been obtained from unaffiliated third parties as a result of arm’s length negotiations.

Conflicts of Interest

In accordance with the laws applicable to the Company, its directors are required to act honestly and in good faith with a view to the Company’s best interests. In the event that a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict is expected to disclose the nature and extent of his interest to those present at the meeting and to abstain from voting for or against the approval of the matter in which he has a conflict.

ITEM 13. EXHIBITS.

Regulation
S-B Number Exhibit

2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)

3.1	Articles of Incorporation of Amexan, Inc (2)

3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)

3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)

3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)

3.5	Articles of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc. *

3.6	Bylaws, as Amended (5)

4.1	Form of Notes issued in 2004 and 2005 Private Placement Offerings *

10.1	2003 Stock Incentive Plan (6)

10.2	2003 Stock Incentive Plan #2 (7)

10.3	2005 Stock Incentive Plan (8)

10.4	Manufacturing Services Agreement between Jabil Circuit, Inc., and Skye International, Inc. (9)

10.5	Consulting Agreement between Skye International, Inc., and Sundance Financial Corp, including amendments *

10.6	Consulting Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments *

10.7	Stock Option Agreement between Skye International, Inc., and Sundance Financial Corp., including amendments *

10.8	Stock Option Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments *

10.9	Personal Services Consulting Agreement between Skye International, Inc., and Gregg C. Johnson *#

10.10	Employment Agreement between Eric Stebbins and Skye International, Inc. *

10.11	Separation Agreement between Michael Stebbins and Skye International, Inc. *

14.1	Code of Ethics (10)

ITEM 13. EXHIBITS - continued

16.1	Letterfrom Shelley International, CPA (11)

16.2	Letter from Semple & Cooper, CPA (12)

21.1	Subsidiaries of Skye International, Inc. *

23.1	Consents of Moore and Associates, Chartered *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer *

* Filed with this Annual Report
# Relates to executive compensation

________________________

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(6)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(7)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(9)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006
(10)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed April 22, 2004.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K/A, filed March 7, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On February 24, 2006, Shelley International, CPA (“Shelley”) withdrew as the registrant’s independent registered public accounting firm, since the firm’s principal retired. Shelley had audited the Company’s financial statements for the fiscal years ended December 31, 2004 and 2003. On February 24, 2006, Semple & Cooper, LLP was engaged to serve as the Company’s independent public accountants for the fiscal year ending December 31, 2005. On June 2, 2006, Semple and Cooper, LLP, withdrew as auditor for the Company and Moore and Associates, Chartered was engaged to serve as the Company’s independent public accountants for the fiscal year ended December 31, 2005 and with respect to the restatement of financial statements for the fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES - continued

Audit Fees

Moore and Associates, Chartered, is expected to bill $10,000 for the audit of the 2005 annual financial statements and the audit of the restated financial statements for the year ended December 31, 2004. Semple & Cooper, LLC, has been paid $21,761 for the work it performed on the audit of the 2005 annual financial statements prior to its resignation and the Company has deposited an additional $10,000 as a retainer which it expects to be refunded. For the fiscal years ended December 31, 2005 and 2004, Shelley billed $10,000 and $18,000, respectively, for the audit of the annual financial statements and review of Form 10-QSB filings and $5,200 in connection with the restatement of the financial statements for the fiscal year ended 12-31-04.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2005 and 2004.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2005 and 2004.

Pre-Approval Policies and Procedures

Prior to engaging the accountants to perform a particular service, the Company’s board of directors obtains an estimate for the service to be performed. The board in accordance with procedures for the Company approved all of the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYE INTERNATIONAL, INC.

Date: June 30, 2006	By:	/s/ Thomas Kreitzer
Thomas Kreitzer
Title Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Thomas Kreitzer John Thomas Kreitzer	Chief Executive Officer, Treasurer and Chief Financial Officer	June 30, 2006
/s/ Mark D. Chester Mark D. Chester	Director	June 30, 2006
/s/ Kenneth A. Cannerelli Kenneth A. Cannerelli	Director	June 30, 2006
/s/ Gregg C. Johnson Gregg C. Johnson	Director and Corporate Secretary	June 30, 2006
/s/ Wesley G. Sprunk Wesley G. Sprunk	Director	June 30, 2006

Part IV
FINANCIAL STATEMENTS

ANNEX A

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page No.
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT	F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8 - F-19

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skye International Inc (Formerly Tankless Systems Worldwide Inc)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Skye International Inc (Formerly Tankless Systems Worldwide Inc) as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skye International Inc (Formerly Tankless Systems Worldwide Inc) as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company’s net losses and accumulated deficit of $6,012,643 as of December 31, 2004 raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
June 9, 2006

  Except as to Note 12 the date is June 23, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skye International Inc (Formerly Tankless Systems Worldwide Inc)
Las Vegas, Nevada

We have audited the accompanying balance sheets of Skye International Inc (Formerly Tankless Systems Worldwide Inc) as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skye International Inc (Formerly Tankless Systems Worldwide Inc) as of December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company’s net losses and accumulated deficit of $10,064,513 as of December 31, 2005 and working capital deficit of $2,411,601 as of December 31, 2005 raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
June 23, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS

	Years Ended December 31,
	2005	2004
CURRENT ASSETS
Cash	2,711	18,690
Accounts Receivable, Net	2,773	111
Inventory at Cost	25,069	54,170
Prepaid Expenses	757	115,000
Total Current Assets	31,310	187,970
EQUIPMENT, NET	56,626	47,648
OTHER ASSETS
Patents and Software, Net	-	-
Deposits	20,000	-
Total Other Assets	20,000	-
Total Assets	107,937	235,618

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES Accounts Payable	234,190	87,478
Other Payables	870,914	709,389
Notes Payable	1,118,240	1,978,061
Accrued Interest Payable	81,626	75,874
Warranty Accrual	34,570	15,276
Customer Deposits	103,371	-
Total Current Liabilities	2,442,911	2,866,078
Non-Current Liabilities	-	-
Total Liabilities	2,442,911	2,866,078

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock authorized is
100,000,000 shares at $0.001par value.
Issued and outstanding on December 31,
2005 were 17,838,231 shares, December 31,
2004 were 13,125,977	17,838	13,126
Common Stock Subscribed	275,000	-
Paid in Capital	7,436,333	3,369,057
Accumulated Deficit	(10,064,513)	(6,012,643)
Total Stockholders' Equity (Deficit)	(2,335,342)	(2,630,460)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	107,937	235,618

The accompanying notes are an integral part of these Consolidated Financial Statements.

Skye International, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
INCOME
Product Sales	$172,169	$205,640
Other Income	255	251

Total Income	172,424	205,891

Cost of Goods Sold	172,651	205,488

Gross Income (Loss)	(226)	403

EXPENSES
Legal and Professional	2,032,825	711,916
General and Administrative	1,253,029	504,066
Research and Development	447,657	285,544
Advertising/Marketing	44,147	27,431
Loss on Disposal of Assets	17,253	89,076
Impairment Loss	-	39,778
Depreciation	33,755	29,579
Amortization	-	23,685
Total Expenses	3,879,816	1,711,075

OTHER INCOME AND (EXPENSE):

Interest Income/(Expense)	(171,828)	(182,659)
	(171,828)	(182,659)

Net (Loss) before Income Taxes	(4,051,870)	(1,893,331)

Provision for Income Taxes	-	-

NET (LOSS)	(4,051,870)	(1,893,331)

Basic and diluted (loss) per share	$(0.27)	$(0.16)

Weighted Average Number of Common
Shares Outstanding	14,814,630	12,016,132

The accompanying notes are an integral part of these Consolidated Financial Statements.

Tankless Systems Worldwide, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Balance December 31, 2000	580,000	$580		$333,920	$(828,006)	$(493,506)

Common Shares issued for Services	52,500	53		52,447		52,500
Contribution to Capital				24,265		24,265

Common Shares issued to retire
Convertible Note and accrued Interest	60,000	60		187,022		187,082
Net (Loss)	-	-	-	-	(120,900)	(120,900)

Balance December 31, 2001	692,500	$693		$597,654	$(948,906)	$(350,559)

Common Shares issued for cash	104,778	105		96,895		97,000
Common Shares issued for services	455,800	455		110,045		110,500
Common Shares issued for prepaid
service	162,500	163		16,087		16,250
Common Shares issued for proposed
business acquisition	6,433,406	6,433		896,997		903,430
Common Shares issued to retire
convertible note and accrued Interest	60,000	60		200,670		200,730
Common Shares issued to retire debt	22,500	22		23,272		23,294
Net (Loss)	-	-	-	-	-2,798,586	(2,798,586)

Balance December 31, 2002	7,931,484	7,931		1,941,620	(3,747,492)	(1,797,941)

Common Shares issued for Cash	434,894	435		967,925		968,360

Common Shares issued in recapitalization	3,008,078	3,008		(166,940)		(163,932)
Net (Loss)	-	-	-	-	(371,821)	(371,821)
Balance December 31, 2003	11,374,456	11,374		2,742,605	(4,119,313)	(1,365,334)

Common Shares issued for services	800,000	800		228,080		228,880

Common Shares issued to retire Debt and interest of $91,281	172,354	172		91,109		91,281

Common Shares issued for cash through exercise of warrants	66,667	67		16,600		16,667

Common Shares cancelled in settlement	(2,075,000)	-2,075		2,075		-

Common Stock Options issued for services				19,000		19,000

Common Stock issued for prepaid services	2,250,000	2,250		110,250		112,500

Common Shares valued at $159,876	537,500	538		159,338		159,876
Issued to obtain $1,075,000 debt
Net (Loss)	-	-	-	-	(1,893,330)	(1,893,330)
Balance December 31, 2004	13,125,977	13,126	-	3,369,057	(6,012,643)	(2,630,460)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT - continued
Common Stock		Common Stock	Paid in	Accumulated	Total
Shares	Amount	Subscribed	Capital	Deficit	Equity
Common Stock granted but not issued until 2006			275,000			275,000

Common Stock granted in 2004 but				945,000		945,000
not earned by related party
consulting agreements until 2005

Common Shares issued for consulting and outside services	260,525	261		237,162		237,423

Common Shares issued in conjunction with related party consulting contracts	391,832	392		414,129		414,521

Issuance of common stock for employee stock Awards	524,500	525		535,646		536,170

Issuance of common stock to reduce existing debt	78,067	78		52,266		52,344
Common stock issued in	50,000	50		12,450		12,500
Connection with debt

Conversion of convertible bridge notes into common stock	842,511	843		462,539		463,382

Issuance of common stock in private placements	2,564,819	2,565		1,408,085		1,410,650

Net (Loss)	-	-	-	-	(4,051,870)	(4,051,870)
Balance December 31, 2005	17,838,231	17,838	275,000	7,436,333	(10,064,513)	(2,335,341)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	Years Ended December 31,
	2005	2004
Cash Flows from Operating Activities:
Net (Loss)	$(4,051,870)	$(1,893,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Share Options issued for service		19,000
Shares issued for services rendered	2,408,114	388,756
Shares issued to retire debt and interest	528,226	91,281
Amortization of intangible assets		23,685
Depreciation Expense	33,755	29,579
Loss on disposal of capital assets		89,076
Impairment Loss		39,778
Changes in operating assets and liabilities:
Inventory	29,468	44,643
Accounts Receivable	(2,663)	58,615
Prepaid Expense	114,243	(64,340)
Deposits	(20,000)	7,514
Accrued Interest Payable	(6,001)	8,918
Accounts Payable & Other Payables	375,344	77,369
Notes Payable	(895,883)	(104,668)
Customer Deposits	103,371	159,084

Net Cash Provided (Used) by Operating Activities	(1,383,896)	(1,025,039)

Cash Flow From Investing Activities

Purchase of Equipment	(42,733)	(11,503)
Option to Purchase JSS Security		(37,526)

Net Cash Provided (Used) by Investing Activities	(42,733)	(49,029)

Cash Flow From Financing Activities

Principle Received on convertible debentures		1,075,679
Proceeds from sale of Common Stock	1,410,650	16,667

Net Cash Provided by Financing Activities	1,410,650	1,092,346

Net Increase/(Decrease) in Cash and Cash Equivalents	(15,979)	18,278

Cash, Beginning of Period	18,690	412

Cash, End of Year	2,711	$18,690

Supplemental Disclosure of Information:
Taxes		$-
Interest	191,093	$182,659

The accompanying notes are an integral part of these Consolidated Financial Statements.

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 1.      THE COMPANY

The Company

Skye International, Inc., a Nevada corporation, was originally organized on November 23, 1993 as Amexan, Inc. On June 1, 1998, the name was changed to Nostalgia Motorcars, Inc. On June 11, 2002, the Company changed its name to Elution Technologies, Inc. It changed its name to Tankless Systems Worldwide, Inc. on June 4, 2003 and to Skye International, Inc. on October 21, 2005.

On November 7, 2003, the Company acquired Envirotech Systems Worldwide, Inc. (Envirotech), a private Arizona corporation, as a wholly owned subsidiary. Through this merger, the former shareholders of Envirotech acquired a controlling interest in Tankless Systems Worldwide, Inc. (Tankless) and accordingly, the Merger is accounted for as a reverse merger with Envirotech being the accounting acquirer of Tankless. Accordingly, the Financial Statements present the historic financial position, operations and cash flows of Envirotech for all periods presented with the December 31, 2003 balance sheet adjusted to consolidate and reflect the fair values assigned to the acquisition balance sheet of Tankless. Refer to Note 4, Acquisition of Subsidiary for additional information and disclosures related to the merger.

Envirotech was organized December 9, 1998 and has a limited history of operations. The initial period of its existence involved research and development of a line of electronic, tankless water heaters. The first sales of its products occurred in calendar year 2000.

With the acquisition of Envirotech, the Company is in the business of designing, developing, manufacturing and marketing several models of electronic, tankless water heaters.

During January 2004 the Company organized ION Tankless, Inc. (Ion) an Arizona Corporation as a wholly owned subsidiary. ION is organized to do research, development and marketing of new tankless technologies.

Nature of Business

The Company produces and markets tankless electronic water heaters. The company’s products, together with a limited quantity of related parts purchased for resale, are sold primarily through Internet and wholesale distributors and major retailers in the United States and Canada. Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

Basis of Consolidation

The accompanying consolidated financial statements reflect the operations, financial position and cash flows of the Company and include the accounts of the Company and its subsidiaries after elimination of all significant inter-company transactions in consolidation.

Basis of Presentation

The Consolidated Financial Statements of Skye International include all of its wholly owed subsidiaries.

In January 2006, the Company withdrew its Chapter 11 filing without prejudice or relief from any of its liabilities previously classified as Subject to Compromise.

As such the accompanying Consolidated Financial Statement for the years ended December 31, 2005 and 2004 were not prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (See Note 2) which requires that all pre-petition liabilities subject to compromise are segregated in the consolidated balance sheets as of end of the respective years and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims with liabilities not subject to compromise being separately classified.

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 1.      THE COMPANY - continued

These Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully below, there is substantial doubt about the Company's ability to continue as a going concern which is predicated upon, among other things, the ability to generate cash flows from operations and, when necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations.

The accompanying comparative Consolidated Financial Statement for the year ended December 31, 2004 has been restated to reflect the Company’s withdrawal of its bankruptcy court petition.

Recently Issued Accounting Standards

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 123(R) Share-Based Payment

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Generally the approach in FAS No. 123R is similar to the approach described in FAS No. 123. However, FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.

FAS No. 123R must be adopted for the year ending December 31, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.

As permitted by FAS No. 123, the Company currently accounts for share-based payments to employees using the Fair Market Value method and the Company recognizes compensation cost for employee stock options at fair market Value. Accordingly, the adoption of FAS No. 123R’s fair value method is expected to have a material impact on the Company’s results of operations, although it is not expected to have an impact on the Company’s overall financial position. [However, had the Company adopted FAS No 123R in prior periods using the Black-Scholes valuation model, the impact of that standard would have approximated the impact of FAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to our consolidated financial statements.]

FAS No. 123R will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options, and whether the Company will be in a taxable position). There is no tax impact related to the prior periods since we are in a net loss position.

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

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 1.      THE COMPANY - continued

[FIN 46 Consolidation of Variable Interest Entities

Interpretation No. 46 (FIN46) In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. The adoption of FIN 46 had no impact on the Company's consolidated financial statements as of December 31, 2004.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Note 2.  SUBSIDIARY’S PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

The Company’s wholly-owned subsidiary, Envirotech, filed for reorganization under Chapter 11, as it offered the most efficient alternative to restructure the Company’s balance sheet and access new working capital while continuing to sells its products and work with its parent to explore alternative business objectives to become financially viable. On August 6, 2004, Envirotech filed a voluntary petition with the United States Bankruptcy Court for the District of Arizona (Case No. 2:04-13908-RTB) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve all existing litigation, judgments and efforts to collect on judgments entered against Envirotech. On December 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.

With the exception of a guarantee to one critical supplier in the approximate amount of $42,500, the Registrant has not assumed any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors not related to the supply of parts or the assemblies of products have obtained judgments against Envirotech and were seeking to collect such judgments, and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement. The filing of the Bankruptcy Petition temporarily stayed all creditors and lawsuits.

AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company implemented this guidance in the consolidated financial statements for periods subsequent to September 30, 2004.

Pursuant to SOP 90-7, companies are required to segregate pre-petition liabilities that are subject to compromise and report them separately on the balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Obligations arising post-petition, and pre-petition obligations that are secured are not classified as liabilities subject to compromise.

Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

As of December 31, 2004 and December 31, 2005, Tankless and its subsidiaries (including Envirotech the “Debtor”) operated their business as debtors-in-position pursuant to the Bankruptcy Code.

In January 2006, the Company withdrew its Chapter 11 filing without prejudice or relief from any of its liabilities previously classified as Subject to Compromise.

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 3.       SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions.

The accompanying balance sheets as of December 31, 2005 and December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended December 31, 2005, and 2004 reports the activity of its subsidiary Envirotech up to the date of purchase November 7, 2003 and consolidates the activity of the Company for all reported periods from the date of purchase to December 31, 2004 and its subsidiary ION from inception (January 2004) to December 31, 2005.

The Consolidated Financial Statements for fiscal 2005 contained herein have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The Consolidated Financial Statements for fiscal 2003 are not prepared in accordance with SOP 90-7 because the Chapter 11 case was filed in fiscal 2005. See Note 2 to the Consolidated Financial Statements. The amounts reported in subsequent financial statements will materially change due to the restructuring of the Company’s assets and liabilities as a result of the Plan and the application of the provisions of SOP 90-7 with respect to reporting upon emergence from Chapter 11 (“fresh start” accounting). Financial statements for periods subsequent to the Company’s emergence from Chapter 11 will not be comparable with those of prior periods.

Cash Equivalent

Cash and Cash Equivalents - All highly liquid debt instruments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of these instruments.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. Including promissory notes, and related party liabilities, the fair value of these financial instruments approximates their carrying amount as of December 31, 2005 and 2004 due to the nature of or the short maturity of these instruments.

Research and Development

The Company's research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. The Company expenses product research and development costs as they are incurred. With the organization of its new subsidiary ION, the Company continues to expense research and development costs as incurred in developing additional products based on new technologies.

Marketing Strategy

The Company sells directly to individuals through the Internet, through distributors, and through high volume retailers. The Company periodically advertises on cable television stations, at trade shows and through trade magazines and it maintains an extensive website.

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 3.       SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

The Company records sales when revenue is earned. The Company usually sells its units through credit card sales to individuals and normally does not maintain receivables. However, the Company does sell on credit to distributors. Due to the company’s Warranty and Right of Return policy, six percent of the sales are recognized immediately and the balance is recognized 30 days after shipment of the product to the customer. All shipments are FOB shipping point. Sales to distributorships are sold FOB shipping point with 30-day terms on receivables. In 2005, substantially all of the Company’s gross revenues of $172,169 were generated by the Valeo subsidiary.

Accounts Receivable

Accounts receivable are recorded when an order is received from a distributor and shipped. An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts. Net accounts receivable is as follows:

Year Ended December 31	2005	2004
Accounts Receivable	$4,056	$111
Less Allowance for Doubtful Accounts	(1,283)	-

Net Accounts Receivable	$2,773	$111

Allowance for Doubtful Accounts
The company maintains allowances for doubtful accounts for estimated probable losses resulting from inability of the company’s customers to make the required payments. The company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and external factors that may impact collectability. As of December 31, 2005 the allowance was $1,283

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site. Advertising is expensed when incurred. Advertising expense for the years ended December 31, 2005, and December 31, 2004 and is $44,147, and $27,431 respectively.

Inventory

The Company contracts with a third party to manufacture the units and is neither billed for nor obligated for any work-in-process. The Company only supplies certain parts and materials and is then billed for completed products. Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which range from two to seven years. Fixed assets consist of the following:

Year Ended December 31	2005	2004
Tooling, machinery, furniture and fixtures	$64,457	$163,429
Less: Accumulated depreciation	(7,831)	(115,781)

Net Accounts Receivable	$56,626	$47,648

Patents

We evaluate potential impairment of long-lived assets in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 3.       SIGNIFICANT ACCOUNTING POLICIES - continued

Patent and software costs include direct costs of obtaining patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years and software over five years. The Company determined that the current patents and software were impaired due to uncertainty in connection with the pending patent litigation, as well as the efforts to develop a new product line as of December 31, 2004.

Year Ended December 31	2005	2004
Patents and Heater Software	$-	$132,274
Accumulated Amortization	-	(92,496)
Impairment Loss	-	(39,778)
Net Patents and Heater Software	$-	$-

Earnings per Share

The basic (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares outstanding during the year.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations. There are 700,000 options at $.50 and $.55 per share available at this time. All outstanding warrants were either exercised or cancelled and convertible debt is anti-dilutive.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered. Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

We measure stock-based employee compensation based on FASB Statement No. 123r, Accounting for Stock-Based Compensation, therefore, we establish the price based on the fair market value of our common stock at the date of grant.

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” Generally the approach in FAS No. 123R is similar to the approach described in FAS No. 123. However, FAS No. 123R will require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

FAS No. 123R must be adopted no later than January 1, 2006. We have adopted FAS No. 123R on January 1, 2005. FAS No. 123R permits public companies to adopt its requirements using one of two methods, the modified prospective or the modified retrospective method. We have chosen to adopt the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS No. 123 for all awards granted to employees before the effective date of FAS No. 123R that remain unvested on the effective date.

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 3.       SIGNIFICANT ACCOUNTING POLICIES - continued

Warranty and Right of Return

In connection with the sale of each product, the Company provides a 30-day money back guarantee less a 6% restocking charge. After the 30 days the Company provides a five year warranty on replacement of parts. The tank chamber is warranted not to leak for 20 years. The Company has limited history with claims against its warranty. The Company defers a portion of the revenue as would generally be required for post-contract customer support ("PCS") arrangements under SOP 97-2. Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty. As of December 31, 2005 a total of $15,276 in refunds and warranty allowances were recorded against Product Sales.

Balance of Warranty Accrual for 2003	$3,220
Balance of Warranty Accrual for 2004	9,725
Balance of Warranty Accrual for 2005	21,625
Total Warranty Accrual as of December 31, 2005	$34,570

Note 4.      ACQUISITION OF SUBSIDIARY

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

Note 5.     NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

During the years ended December 31, 2004 and December 31, 2005, the Company received $1,075,000 and $100,000, respectively, through private placements to accredited investors. The investor received a one-year debenture with an interest rate of 10% per annum, payable, quarterly. Additionally, the investor received one (1) share of the Company’s restricted common stock for each Two Dollar ($2.00) amount of debentures purchased. The principle and unpaid interest is convertible at the option of the Company to common stock at the rate of one share of stock for every One Dollar ($1.00) outstanding at the due date. Rather than enforcing conversion as provided by the language of the notes the Company made offers of conversion to the note holders to accept conversion based on current stock values (i.e., $0.55) or repayment of the note. During 2004 a $30,000 and a $50,000 note including associated interest were converted to common stock. During 2005, $515,725 in notes and accrued interest were converted to common stock.

Notes payable and capital lease obligations consist of the following:

Year Ended December 31	2005	2004
Convertible Notes, Unsecured, Matured March 2001 bear 12.5% Interest, principle and interest convertible into one common share and one warrant at 75% of the average closing price over the 10-day period prior to conversion. Warrants have expired and notes have not been converted and are in default.	$70,000	$100,000

Convertible Notes, Unsecured, Matured March 2002 bear 12.5% Interest, principle and interest convertible into one common share and one warrant at 75% of the average closing price over the 10-day period prior to conversion. Warrants have expired and note has been converted.	---	$30,000

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 5.     NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS  - continued

Notes payable and capital lease obligations - continued

Year Ended December 31	2005	2004

Convertible Notes, Unsecured, Matured one-year from issue date, bear 10% Interest payable quarterly, principle and interest convertible into one common share for each outstanding $1.00. Thirty-six notes that were issued between January 23 and December 14, 2004, are outstanding at 12-31-04 and four notes issued between May 6, 2004 and December 14, 2004, are outstanding at December 31, 2005. The four notes outstanding December 31, 2005, have not been converted or repaid and are in default. Aggregate Amount:	215,000	1,025,000

Demand Note with Attorneys, 6% Interest, All Assets of Subsidiary, Envirotech, pledged as Collateral; Note is in default	194,895	194,895

Demand Note with Former Distributor of Subsidiary,Envirotech, in Settlement and Repurchase of Distributorship Territory, 7% Interest; Note is in default.	519,074	519,074

Demand Note Made by Subsidiary, Envirotech, 10% Interest, Payable Monthly; Note is in default	11,880	11,880

Demand Note Made by Subsidiary, Envirotech, 6% Interest; Note is in default35	35,000	35,000

Demand Note Made by Subsidiary, Envirotech; Note is in default	72,391	62,212

Total	1,118,240	1,978,061

Accrued Interest Payable	81,626	75,874

Total Notes Payable	$1,199,866	$2,053,935

Note 6.      STOCKHOLDERS’ EQUITY

On December 31, 2005 and 2004 common stock issued and outstanding were 17,838,231 and 13,125,977 shares respectively.

On December 1, 2003, the Company adopted an employee stock incentive plan setting aside 165,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.

A compensation committee appointed by the Board of Directors, or, if none, the entire Board of Directors has the right to grant awards or stock options as administers the plan.

On December 19, 2003, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 165,000 shares provided by this plan, at a maximum offering price of $1.00 per share.

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 6.      STOCKHOLDERS’ EQUITY - continued

As of March 31, 2004, the Company has issued all of the shares covered by the 2003 Stock Incentive Plan adopted by the Company on December 1, 2003.

On December 23, 2004, the Company accepted the return and cancellation of 2,075,000 common shares in settlement of action taken by the company against prior officers, directors and shareholders of Envirotech in connection with claims made during its purchase.

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
As of December 31, 2005, the Company has issued 252,357 shares covered by the 2005 Stock Incentive Plan adopted by the Company on March 24, 2005, at a total amount of $247,768.

The Company was initially capitalized on November 30, 1993 with the issue of 500,000 shares for $5,000. During 2004 the Company issued 537,500 common shares valued at $159,876 for debenture purchase incentives; 800,000 common shares for services valued at $228,880; 66,667 common shares for $16,667 cash in exercise of outstanding warrants; 172,354 common shares to retire $80,000 in debt and 11,281 interest; 2,250,000 shares were issued for prepaid expenses of $112,500; 2,075,000 shares were surrendered and cancelled in settlement of Envirotech acquisition dispute; and 537,500 shares were issued to retire $1,075,000 convertible debt at $159,876. In 2004, the Company also issued 2,250,000 shares as prepayment for services valued at $945,000 which were performed in 2005. During 2005 the Company issued 652,357 shares for $651,943 in consulting services; 524,500 shares at $536,170 for employee stock awards; 78,067 shares for $54,647 in debt reduction; 842,511 shares to retire $881,536 in convertible notes; and 2,564,819 shares for $, 296,483 in cash in private placements. The total common stock issued and outstanding at December 31, 2005 is 17,838,231 shares.

Warrants

On December 31, 2003 there were 66,667 share purchase warrants outstanding entitling the holders the right to purchase one common share for each warrant held at $0.75 per share. On May 19, 2004, the Company revised the exercise price to $0.25 per share and accepted $16,667 in exercise of these warrants for 66,667 common shares. No additional warrants are outstanding.

Stock Options
In connection with the acquisition of Envirotech Systems Worldwide, Inc., the Company issued immediately vested stock options on October 29, 2003 to one of the principal shareholders of Envirotech. He was granted the right to purchase 300,000 restricted common shares at $0.55 per share until October 29, 2004 which was extended to December 31, 2004. This option expired without exercise on December 31, 2004.

On February 11, 2004 the company granted 5-year stock options to purchase 600,000 shares of restricted common stock at $0.50 per share to consultants assisting in company operations. Using a discounted stock price of $0.43, exercise price of $0.50, 5-year option, risk-free rate of 4.1% and a volatility rate of .038 the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of 600,000 options is $18,000. By amendment dated September 6, 2005, the option period has been extended for an additional 5 years, to expire February 11, 2014.

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

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 6.      STOCKHOLDERS’ EQUITY - continued
In October 2005, the Company granted an option to its website developer to purchase 100,000 shares of common stock at a variable price based on market price, exercisable within one year.

At December 31, 2005, none of the options have been exercised.

Outstanding stock options are as follows:

Shares
Balance, December 31, 2003	300,000
Granted	600,000
Expired	(300,000)
Balance, December 31, 2004	600,000
Granted	100,000
Expired	(100,000)
Granted	100,000

Balance, December 31, 2005	700,000

Note 7.     INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS No. 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $10,064,513. The total valuation allowance is equal to the total deferred tax asset.

Year Ended December 31	2005	2004
Deferred Tax Asset	$3,522,580	$2,104,425
Valuation Allowance	(3,522,580)	(2,104,425)
Current Taxes Payable	-	-
Income Tax Expense	-	-

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1993-2003	4,119,312	2013-2023
2004	1,893,331	2024
2005	4,051,870	2025
Total	$10,064,513

Note 8.     LEASES AND OTHER COMMITMENTS

The Company leases certain office facilities and equipment under leases with varying terms. Certain leases contain rent escalation clauses. These rent expenses are recognized on a straight-line basis over the respective term of the lease. The lease is a month-to-month lease costing $20,236 per month.

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 9.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception with an accumulated deficit of $10,064,513 as of December 31, 2005. The Company will probably not generate meaningful revenues in the foreseeable future. The Company has a working capital deficit of $2,411,601 as of December 31, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Listed below are some of the other factors that contribute to the Company’s assumed inability to continue as a going concern. Also described are management’s plans for the future of the Company.

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

Management’s Plans

Management feels that industry trends are encouraging. Advertising will likely continue through the printed media, cable television and the Internet. As new homebuilders become aware of the product it will be included in original house plans.

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

The evaluation of potential business opportunities
The business operations and management
The development of business strategies
Raising public and private capital

Pursuant to these agreements, the company committed to issue 700,000 shares of common stock and has granted options to purchase an additional 600,000 restricted shares at a price of $0.50 per share at any time prior to February 1, 2009. All stock issued or to be issued is subject to the limitations imposed by Rule 144. Management believes these individuals and entities are crucial to the future of the Company and that the consideration paid for their services is fair and reasonable.

Note 10.     PENDING LITIGATION

The Company’s subsidiary Envirotech is currently a defendant in a patent infringement lawsuit. Management feels that this action is baseless and that the Company will prevail. No contingent liability has been recorded nor contemplated at this point. The action was temporarily stayed through a Bankruptcy Petition. However, such action proved futile and the Bankruptcy Petition was withdrawn without prejudice.

In 2004 Envirotech was named in three separate lawsuits for unpaid legal and consulting fees totaling $268,000. Envirotech believed it had meritorious defenses to each of these suits. On April 14, 2004, Envirotech settled one suit, considering it a nuisance claim. In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech. In the other two suits Envirotech elected not to expend funds to defend the actions and judgments were granted in the aggregate amount of approximately $155,500. These judgments were temporarily stayed through a Bankruptcy Petition (see Note 3). Any settlements of these suits will be reflected as a charge in the year of the settlement.

SKYE INTERNATIONAL, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and December 31, 2004

Note 10.     PENDING LITIGATION - continued

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

Note 11.      COMMON STOCK TO BE GRANTED

On December 24, 2004 the Company issued 2,250,000 shares of common stock for $112,500 in anticipation of executing various consulting agreements for services to be performed in 2005. This transaction was recorded in the 2004 financial statements as a prepaid expense and subsequently recorded as an operating expense in the 2005 financial statements.

Note 12.     LIABILITIES SUBJECT TO COMPROMISE

As a result of the Company's Chapter 11 filing (see Notes 1 and 2), pursuant to SOP 90-7, the Company was required to segregate pre-petition liabilities that are subject to compromise and report them separately on the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. Substantially all of the Company's pre-petition debt was recorded at face value and was classified liabilities subject to compromise. The Company’s subsequent withdrawal of its Chapter 11 filing resulting in a reclassification of the Company’s liabilities from Subject to Compromise to ordinary liabilities. The Company’s 2004 financial statements have been restated to reflect this change.

Note 13.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), regarding effectiveness of disclosure controls and procedures as of December 31, 2004. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations. Based on a material weakness in internal control over financial reporting discussed below, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were not effective as of the end of the period covered by that report.

Internal Control Over Financial Reporting

The Company had a deficiency in internal controls over the accounting treatment of the reverse merger and subsidiary bankruptcy. Specifically, an effective review of the documents related to these two events was made. As a result of the ineffective initial review, an error in the year-end 2004 calculation was not detected prior to the issuance of the annual 2004 consolidated financial statements. This control deficiency resulted in the restatement of our annual 2004 consolidated financial statements. Management has concluded that this control deficiency constitutes a material weakness.

Management Remediation Plan

The Company has undertaken remedial action to address and correct the weakness in internal controls and disclosure controls identified subsequent to the end of 2004. These actions include adopting an adequate review of the accounting treatment of significant events and adding qualified accounting personnel. These actions were put into place during the quarter beginning January 1, 2006.