Form 10QSB
period 2006-03-31
SKYE INTERNATIONAL, INC
filed 2006-08-14
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity.  As of March 31, 2006 - 18,413,231, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

PART I.   FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)
Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
		December 31,
	March 31,	2005
	2006	(Audited)
CURRENT ASSETS
Cash	$0	$2,711
Accounts Receivable, Net	9,900	2,773
Inventory at Cost	77,611	25,069
Prepaid Expenses	2,257	757

Total Current Assets	89,768	31,310

EQUIPMENT, NET	55,706	56,626

OTHER ASSETS
Patents and Software, Net	-	-
Deposits	20,000	20,000
Intangible Assets	3,982	-

Total Other Assets	23,982	20,000

TOTAL ASSETS	$168,856	$107,936

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Bank Overdraft	$1,519	$0
Accounts Payable	1,180,704	234,556
Other Payables	401,657	870,914
Notes Payable	1,118,241	1,118,241
Accrued Interest Payable	83,696	81,626
Warranty Accrual	34,570	34,570
Customer Deposits	103,371	103,371

Total Liabilities	2,923,758	2,443,278

STOCKHOLDERS' EQUITY

Common Stock authorized is 100,000,000 shares,
par value $0.001, Issued and outstanding on
March 31, 2006 and December 31, 1005 is
18,413,231 and 17,838,231 respectively	18,413	17,838
Paid in Capital	7,851,258	7,436,333
Common Stock Subscribed	120,000	275,000
Accumulated Deficit	(10,743,974)	(10,064,513)

Total Stockholders' Equity (Deficit)	(2,754,302)	(2,335,342)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$168,856	$107,936

The accompanying notes are an integral part of these statements

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Mos. Ended	Three Mos. Ended
	March 31,	March 31,
	2006	2005
INCOME
Product Sales	$8,032	$55,027
Other Income	2,600	-

Total Income	10,632	55,027

Cost of Goods Sold	1,074	22,822

Gross Income	9,558	32,205

EXPENSES
Legal and Professional	456,941	19,279
General and Administrative	193,611	153,845
Research and Development	-	158,918
Advertising/Marketing	27,929	813
Loss on Disposal of Assets	-	-
Interest Expense	8,631	64,874
Depreciation	1,906	9,178
Amortization	-	6,614
Total Expenses	689,018	413,521

Net (Loss) before Income Taxes	(679,460)	(381,316)

Income Tax Expense	-	-

NET (LOSS)	$(679,460)	$(381,316)

Basic and diluted (loss) per share	$(0.04)	$(0.03)

Weighted Average Number of Common
Shares Outstanding	18,197,287	13,172,088
The accompanying notes are an integral part of these statements

Skye International, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Common Stock	Paid In	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Balance December 31, 2000	580,000	580		333,920	-828,006	-493,506

Common Shares issued for Services	52,500	53		52,447		52,500
Contribution to Capital				24,265		24,265
Common Shares issued to retire
Convertible Note and accrued Interest	60,000	60		187,022		187,082
Net (Loss)					-120,900	-120,900
Balance December 31, 2001	692,500	693		597,654	-948,906	-350,559

Common Shares issued for cash	104,778	105		96,895		97,000
Common Shares issued for services	455,800	455		110,045		110,500
Common Shares issued for prepaid
service	162,500	163		16,087		16,250
Common Shares issued for proposed
business acquisition	6,433,406	6,433		896,997		903,430
Common Shares issued to retire
convertible note and accrued Interest	60,000	60		200,670		200,730
Common Shares issued to retire debt	22,500	22		23,272		23,294
Net (Loss)					-2,798,586	-2,798,586
Balance December 31, 2002	7,931,484	7,931		1,941,620	-3,747,492	-1,797,941

Common Shares issued for Cash	434,894	435		967,925		968,360
Common Shares issued in recapitalization	3,008,078	3,008		-166,940		-163,932
Net (Loss)					-371,821	-371,821
Balance December 31, 2003	11,374,456	11,374		2,742,605	-4,119,313	-1,365,334

Common Shares issued for services	800,000	800		228,080		228,880
Common Shares issued to retire Debt and interest of $91,281	172,354	172		91,109		91,281
Common Shares issued for cash	66,667	67		16,600		16,667
through exercise of warrants
Common Shares cancelled in	-2,075,000	-2,075		2,075		0
acquisition settlement
Common Stock Options issued for				19,000		19,000
services
Common Stock issued for prepaid	2,250,000	2,250		110,250		112,500
services
Common Shares valued at $159,876	537,500	538		159,338		159,876
Issued to obtain $1,075,000 debt
Net (Loss)					-1,893,330	-1,893,330
Balance December 31, 2004	13,125,977	13,126		3,369,057	-6,012,643	-2,630,460

Skye International, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT - continued
(Unaudited)

Common Stock		Common Stock	Paid In	Accumulated	Total
Shares	Amount	Subscribed	Capital	Deficit	Equity

Common Stock granted but not			275,000			275,000
issued until 2006
Common Stock granted in 2004 but				945,000		945,000
not earned by related party
consulting agreements until 2005
Common Shares issued for
consulting and outside services	260,525	261		237,162		237,423
Common Shares issued in	391,832	392		414,129		414,521
conjunction with related party
consulting contracts
Issuance of common stock for	524,500	525		535,646		536,170
employee stock Awards
Issuance of common stock to reduce	78,067	78		52,266		52,344
existing debt
Common Shares Issued in
connection with Debt	50,000	50		12,450		12,500
Conversion of convertible bridge	842,511	843		462,539		463,382
notes into common stock
Issuance of common stock in private	2,564,819	2,565		1,408,085		1,410,650
placements
Net (Loss)					-4,051,870	-4,051,870
Balance December 31, 2005	17,838,231	17,839	275,000	7,436,333	-10,064,513	-2,335,340

Common Shares granted but not			55,000			55,000
issued at 3-31-06
Common Shares issued in	205,000	205		205,295		205,500
conjunction with related party
consulting contracts
Issuance of common stock in private	370,000	370	-210,000	209,630		0
placements, previously subscribed
Net (Loss)					-679,460	-679,460
Balance March 31, 2006	18,413,231	18,414	120,000	7,851,258	-10,743,973	-2,754,300

The accompanying notes are an integral part of these statements

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Mos.	Three Mos.
	Ended	Ended
	March 31,	March 31,
	2006	2005
Operating Activities

Net (Loss)	(679,460)	(381,316)

Depreciation/Amortization Expense.	1,906	15,792
Loss on disposal of capital assets.	-	-
Changes in assets and liabilities:
Inventory	(52,542)	(25,225)
Accounts Receivable	(7,127)	(3,590)
Prepaid Expense	(1,500)	-
Deposits	-	-
Accrued Interest Payable	2,070	29,536
Accounts Payable	476,891	156,566
Notes Payable	-	-
Customer Deposits	-	35,550
Intangible Assets	(3,982)	-

Net Cash Provided by Operating Activities	(263,744)	(172,687)

Investing Activities

Option to Purchase JSS Security	-	0
Purchase of Equipment	(986)	(12,050)

Net Cash (Used) by Investing Activities	(986)	(12,050)

Financing Activities

Shares issued for services rendered.	205,500	12,500
Shares issued to retire debt and interest.	-	-
Stock Subscriptions	(155,000)	-
Principle Received on convertible debentures		100,000
Proceeds from sale of Common Stock	210,000	70,000

Cash Provided by Financing Activities	260,500	182,500

Net Increase/(Decrease) in Cash	(4,230)	(2,237)

Cash, Beginning of Period	2,711	18,690

Cash, End of Period	$(1,519)	$16,453

Supplemental Information:
Taxes	$-	$-
Interest Expense	$10,510	64,874
The accompanying notes are an integral part of these statements

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

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

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 1.    THE COMPANY - continued

As such the accompanying Consolidated Financial Statement for the three months ended March 31, 2006 and the year ended December 31, 2005 were not prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (See Note 2) which requires that all pre-petition liabilities subject to compromise are segregated in the consolidated balance sheets as of end of the respective years and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims with liabilities not subject to compromise being separately classified.

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

The accompanying comparative Consolidated Financial Statement for the year ended December 31, 2005 has been restated to reflect the Company’s withdrawal of its bankruptcy court petition.

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

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 1.    THE COMPANY - continued

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

[FIN 46 Consolidation of Variable Interest Entities

Interpretation No. 46 (FIN46 ) In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The Revised Interpretations must be applied no later than the second quarter of fiscal year 2004. The adoption of FIN 46 had no impact on the Company's consolidated financial statements as of December 31, 2004.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Note 2.      SUBSIDIARY’S PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

The Company’s wholly-owned subsidiary, Envirotech, filed for reorganization under Chapter 11, as it offered the most efficient alternative to restructure the Company’s balance sheet and access new working capital while continuing to sells its products and work with its parent to explore alternative business objectives to become financially viable. On August 6, 2004, Envirotech filed a voluntary petition with the United States Bankruptcy Court for the District of Arizona (Case No. 2:04-13908-RTB ) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve all existing litigation, judgments and efforts to collect on judgments entered against Envirotech. On December 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.

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

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 2.     SUBSIDIARY’S PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE - continued

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

The accompanying balance sheets as of March 31, 2006 and December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended March 31, 2005, and December 31, 2005 reports the activity of its subsidiary Envirotech up to the date of purchase November 7, 2003 and consolidates the activity of the Company for all reported periods from the date of purchase to March 31, 2006 and December 31, 2005 and its subsidiary ION from inception (January 2004) to March 31, 2006 and December 31, 2005.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. Including promissory notes, and related party liabilities, the fair value of these financial instruments approximates their carrying amount as of March 31, 2006 and December 31, 2005 due to the nature of or the short maturity of these instruments.

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 3.     SIGNIFICANT ACCOUNTING POLICIES - continued

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
Accounts Receivable

Accounts receivable are recorded when an order is received from a distributor and shipped. An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts. Net accounts receivable is as follows:

		3/31/06			12/31/05
Accounts Receivable		$10,807			$4,056
Less: Allowance for Doubtful Accounts		(1,283	()		(1,283	()
Net Accounts Receivable	$	$ 9,900		$	$ 2,773

Allowance for Doubtful Accounts

The company maintains allowances for doubtful accounts for estimated probable losses resulting from inability of the company’s customers to make the required payments. The company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and external factors that may impact collectability. As of March 31, 2006 and December 31, 2005 the allowance was $1,283

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site. Advertising is expensed when incurred. Advertising expense for the three months ended March 31, 2006, and March 31, 2005, $27,929 and $813 respectively.

Inventory

The Company contracts with a third party to manufacture the units and is neither billed for nor obligated for any work-in-process. The Company only supplies certain parts and materials and is then billed for completed products. Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 3.     SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which range from two to seven years. Fixed assets consist of the following:

		3/31/06		12/31/05
Tooling, machinery, furniture and Fixtures		$65,443		$64,457
Less: Accumulated Depreciation		9,737		(7,831)
Net Fixed Assets	$	$ 55,706	$	$ 56,626

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

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations. There are 600,000 options at $.55 and 100,000 options at a variable price per share available at this time. All outstanding warrants were either exercised or cancelled and convertible debt is anti-dilutive.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation . In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered. Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 3.     SIGNIFICANT ACCOUNTING POLICIES - continued

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

Balance of Warranty Accrual for 2003	$3,240
Balance of Warranty Accrual for 2004	9,725
Balance of Warranty Accrual for 2005	21,625
Balance of Warranty Accrual for 2006	0.00
Total Warranty Accrual as of March 31, 2006	$34,570

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

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 5.    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

During the year December 31, 2005, the Company received $100,000, respectively, through private placements to accredited investors. The investor received a one-year debenture with an interest rate of 10% per annum, payable, quarterly. Additionally, the investor received one (1) share of the Company’s restricted common stock for each Two Dollar ($2.00) amount of debentures purchased. The principle and unpaid interest is convertible at the option of the Company to common stock at the rate of one share of stock for every One Dollar ($1.00) outstanding at the due date. Rather than enforcing conversion as provided by the language of the notes the Company made offers of conversion to the note holders to accept conversion based on current stock values (i.e., $0.55) or repayment of the note. During 2005, $515,725 in notes and accrued interest were converted to common stock.

Notes payable and capital lease obligations consist of the following:

	Three Months Ended 3/31/06	Year Ended 12/31/05
Convertible Notes, Unsecured, Matured March 2001 bear 12.5% Interest, principle and interest convertible into one common share and one warrant at 75% of the average closing price over the 10-day period prior to conversion. Warrants have expired and notes have not been converted and are in default.	$70,000	$70,000

Convertible Notes, Unsecured, Matured one-year from issue date, bear 10% Interest payable quarterly, principle and interest convertible into one common share for each outstanding $1.00. Forty notes were issued between January 23, 2004 and January 15, 2005. Of these notes, thirty six had been either repaid or converted at December 31, 2005. Of the remaining four notes, three were converted in April 2006; the fourth has not been converted or repaid and is in default. Aggregate Amount:	215,000	215,000

Demand Note with Attorneys, 6% Interest, All Assets of Subsidiary, Envirotech, pledged as Collateral; Note is in default	194,895	194,895

Demand Note with Former Distributor of Subsidiary, Envitotech, in Settlement and Repurchase of Distributorship Territory, 7% Interest; Note is in default	519,074	519,074

Demand Note Made by Subsidiary, Envirotech, 10% Interest, Payable Monthly; Note is in default	11,880	11,880

Demand Note Made by Subsidiary, Envirotech, 6% Interest; Note is in default	35,000	35,000

Demand Note Made by Subsidiary, Envirotech; Note is in default	72,391	72,391

Total	1,118,240	1,118,240

Accrued Interest Payable	83,696	81,626

Total Notes Payable	$1,120,936	$1,199,866

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 6.     STOCKHOLDERS’ EQUITY

On March 31, 2006 and December 31, 2005 common stock issued and outstanding were 18,413,231 and 17,838,231 shares respectively.

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

As of March 31, 2006 and December 31, 2005, the Company has issued 257,357 and 252,357 shares respectively covered by the 2005 Stock Incentive Plan adopted by the Company on March 24, 2005, at a total amount of $252,768 .

The Company was initially capitalized on November 30, 1993 with the issue of 500,000 shares for $5,000. During 2005 the Company issued 652,357 shares for $651,943 in consulting services; 524,500 shares at $536,170 for employee stock awards; 78,067 shares for $54,647 in debt reduction; 842,511 shares to retire $881,536 in convertible notes; and 2,564,819 shares for $, 296,483 in cash in private placements. During the first three months of 2006, the Company issued 205,000 shares for 205,500 in consulting services and 370,000 shares previously subscribed for cash in private placements. The total common stock issued and outstanding at March 31, 2006 is 18,413,231 shares.

Warrants

No warrants are outstanding.

Stock Options

In connection with the acquisition of Envirotech Systems Worldwide, Inc., the Company issued immediately vested stock options on October 29, 2003 to one of the principal shareholders of Envirotech. He was granted the right to purchase 300,000 restricted common shares at $0.55 per share until October 29, 2004 which was extended to December 31, 2004. This option expired without exercise on December 31, 2005.

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

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 6.     STOCKHOLDERS’ EQUITY

In October 2005, the Company granted an option to its website developer to purchase 100,000 shares of common stock at a variable price based on market price, exercisable within one year.

At March 31, 2006 and December 31, 2005, none of the options have been exercised.

Outstanding stock options are as follows:

Shares
Balance, December 31, 2003	300,000
Granted, 2004	700,000
Expired, 2004	(300,000)
Balance, December 31, 2004	700,000
Granted, 2005	100,000
Expired, 2005	(100,000)

Balance, December 31, 2005 and March 31, 2006	700,000

Note 7.     INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes . SFAS No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS No. 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $10,743,974. The total valuation allowance is equal to the total deferred tax asset.

	Three Mos.	Yr. Ended	Yr. Ended
	Ended 3/31/06	2005	2004
Deferred Tax Asset	$3,760,391	$3,522,580	$2,104,425
Valuation Allowance	(3,760,391)	(3,522,580)	(2,104,425)
Current Taxes Payable-	-	-
Income Tax Expense	-	-

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1993-2003	$4,119,312	2013-2023
2004	1,893,331	2024
2005	4,051,870	2025
2006	679,460	2026
Total	$10,743,974

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 8.         LEASES AND OTHER COMMITMENTS

The Company leases certain office facilities and equipment under leases with varying terms. Certain leases contain rent escalation clauses. These rent expenses are recognized on a straight-line basis over the respective term of the lease. The lease is a month-to-month lease costing $20,236 per month. The Company has given notice that it intends to vacate the premises at the end of August, 2006.

Note 9.         GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception with an accumulated deficit of $10,743,974 as of March 31, 2006. The Company will probably not generate meaningful revenues in the foreseeable future. The Company has a working capital deficit of $2,833,991 as of March 31, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 10.    PENDING LITIGATION

Seitz Suit . In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). The Company is not affiliated with Envirotech of Texas, Inc. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. The Company does not consider this injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product and the new products have been developed with specific attention to avoiding infringement on any existing patents of third parties. Trial in the Seitz Suit has been scheduled for November 2006. At a hearing on May 18, 2006, the Court directed that discovery be expanded to include the technology and products of Skye, including, specifically the FORTIS™ and Paradigm™ technologies. Envirotech and Skye intend to aggressively pursue this litigation to conclusion. On June 28, 2006 counsel for Envirotech withdrew from the action. As a result, Envirotech is currently seeking new counsel to pursue the litigation.

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 10.    PENDING LITIGATION - continued

Unpaid Legal Fees . Subsequent to December 31, 2003, Envirotech has been named in four separate lawsuits for unpaid legal and consulting fees totaling $268,000. These include the Myers and Jenkins Suit and the Sensor Technologies Suit discussed below. On May 3, 2004, Envirotech settled one of these suits claiming fees of $112,500. In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under SEC Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech. The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement. In two of the other three suits judgments have been granted in the aggregate amount of approximately $155,500, both of which were stayed by the bankruptcy filing discussed above. The fourth suit is on behalf of a law firm that served as a contract arbitrator in Envirotech’s dispute with the Distributor noted above. With the dismissal of the Chapter 11 proceedings, the Company has received notice from the plaintiff that it intends to resume the suit, which seeks approximately $3,500 in fees.

Myers and Jenkins Suit . On May 24, 2006, Envirotech was served with a Motion for Entry of Default in connection with an action filed in Arizona Superior Court, case number CV-2006-003671 by Envirotech’s prior legal counsel, Myers and Jenkins. The motion seeks judgment for the payment of the principal sum of $103,830, together with interest and costs. Envirotech has not defended the action.

 Sensor Technologies Suit . On May 24, 2006, Envirotech was served with an Application for Entry of Default in connection with an action filed in the Arizona Superior Court, case number CV-2006-0060632, by Sensor Technologies & Systems, Inc., an engineering firm that provided engineering consulting services in connection with Envirotech’s ESI-2000 product. The application seeks judgment for the payment of $72,391, together with interest and costs. Envirotech has not defended the action.

Bankruptcy Proceedings . As a result of several claims arising out of decisions by Envirotech’s management prior to its acquisition by Skye that resulted in a number of lawsuits and judgments (see above), on August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona. The filing of this Petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on the judgments. Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, Skye has not assumed any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement (see above). All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, were stayed during the pendency of the Bankruptcy Proceedings. Envirotech filed a Disclosure Statement and Plan of Reorganization on November 7, 2004 and the Court approved its request to submit the plan to the creditors for approval. The Plan, however, did not receive approval of the Court and Envirotech subsequently filed a Motion to Dismiss the Chapter 11 proceedings which was granted, with prejudice, on February 28, 2006. As a result of this dismissal, all claims and judgments of creditors of Envirotech may be renewed.

Shareholder Inspection Claim . In April 2006 a shareholder purporting to have obtained consent from at least 15% of the Company’s shareholders filed a lawsuit in the United States District Court for the District of Nevada (Case No. 2:06-CV-0541-RLH-GWF) seeking inspection of the Company’s books and records pursuant to Nevada corporate law. The Court denied plaintiff’s initial request. The Company has asserted several counterclaims against the plaintiff for tortious conduct and for abuse of the legal process in connection with the lawsuit. The matter is currently pending.

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 10.    PENDING LITIGATION - continued

 Shareholder Derivative Action . In May 2006 a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named only as a nominal defendant and there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to former consultants to the Company, as well as prior issuances of stock to certain members of current management. Plaintiffs seek to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded that they return the shares to the Company. The parties have entered into a “standstill” arrangement in which the parties agreed to refrain from using their stock and voting rights in connection with proxy solicitations, shareholder consents, and the noticing of special shareholder meetings. The matter is currently pending. In addition to the foregoing claims, three of the defendants have demanded that the Company defend and indemnify them from the plaintiffs’ claims.

Berry-Shino Claim . The Company has on several occasions during the past three years utilized the services of Berry-Shino Securities, Inc., Scottsdale, Arizona, in raising various forms of financing to further its business plan and operations. In the course of each of these engagements, the Company has paid Berry-Shino various fees and expenses and has issued a certain number of shares of its Common Stock to Berry-Shino. The Company has recently received correspondence from Berry-Shino stating that it believes it is entitled to be issued an additional 456,500 shares of Common Stock as additional consideration for its services. The Company is currently reviewing of validity of the entitlement.

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

Note 12.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions. During the three months ended March 31, 2006, and the year ended December 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 12.          CONTROLS AND PROCEDURES - continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2006 and March 31, 2005. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and in the Company’s Annual Report on Form 10-KSB filed on July 3, 2006.

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

Throughout this Form 10-QSB, references to “we”, “our”, “us”, “the Company”, and similar terms refer to SKYE International Inc. and its 100% owned Envirotech Systems Worldwide Inc., Valeo Industries Inc. and ION Tankless Inc.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

In January 2004, Skye formed ION to perform research, development and marketing of new heating technologies. In January 2005, it created Valeo to license ION technologies and to manufacture products using those technologies.

The business office of the Company is located at 7150 West Erie Street, Chandler, Arizona 85226. The Company’s fiscal year ends on December 31.

Envirotech

Envirotech was formed December 9, 1998 and has a limited history of operations. The initial period of its existence involved research and development of a line of electronic, tankless water heaters. The first sales of its products occurred in calendar year 2000.

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

In 2002, Envirotech was named as a defendant in a patent infringement suit alleging that Envirotech’s product infringed upon a patent owned by David Seitz and Microtherm, Inc. (the “Seitz Suit”), discussed more fully in “Item 1 of Part II. Legal Proceedings, Seitz Suit” below.

As a result of several lawsuits and adverse judgments obtained by third party creditors against Envirotech, including the possibility of a default judgment in the Seitz suit, Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on August 6, 2004 (the “Chapter 11 Proceedings”).

The Seitz Suit was initially stayed pending the disposition of the Chapter 11 Proceedings, but on September 30, 2005, the Court allowed the plaintiff to re-open the suit. On December 5, 2005, the Court issued a preliminary injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part (sic) any technology embodied in the Model ESI 2000 heater. The Company does not consider this injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product and the new products have been developed with specific attention to avoiding infringement on any existing patents of third parties. At a hearing on May 17, 2006 the Judge issued a direction to Skye requiring it to engage in the discovery process relative to the FORTIS™ and Paradigm™ products developed by Skye and Ion Tankless. Skye has complied with this direction for additional discovery. On May 16, 2006 the U.S. Patent and Trademark Office issued patent no. 7,046,922 to Ion Tankless, Inc. in connection with its modular tankless water heater technology. On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater technology, the core technology of the FORTIS™ tankless water heater. Skye believes that these patents form the basis for the FORTIS™ line of products that are currently entering production.

The filing of the petition with the Bankruptcy Court stayed all then-existing litigation, judgments and efforts to collect on judgments entered against Envirotech. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, Skye did not assume any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million, which are reflected in the consolidated financial statements. During the pendency of the Chapter 11 Proceedings, Envirotech continued selling its water heater products. Subsequently, in the first quarter of 2005, due to the lack of working capital and other factors, Envirotech ceased production of its products. The Chapter 11 Proceedings were dismissed by the Court, with prejudice, on February 28, 2006, at the request of Envirotech. In connection with incurring legal fees to the law firm of Jennings Strouss & Salmon, PLC (“JSS”), Envirotech granted a security interest in all of its tangible and intangible assets in 2001 and 2002, including its intellectual property (the “Envirotech Security”), to JSS (the “Senior Secured Creditor”). In the event the Senior Secured Creditor were to foreclose on its collateral security against Envirotech, Envirotech could lose all of its assets, and the unsecured creditors would not be expected to have any assets to proceed against on their claims against Envirotech.

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

ION

Recognizing the dynamic state of the industry and the need for an improved product line, Skye made a decision in early 2004 to pursue its own research and development for new water heating technologies, out of which it could develop a completely new line of products. In January 2004, Skye formed a wholly-owned, non-operating subsidiary, ION Tankless, Inc., through which it has since conducted research and development of alternative heating technologies and products. Skye has invested heavily in a research and development program to develop new and innovative methods of heating water, which has resulted in the filing of several applications for patents with the U.S. Patent and Trademark Office involving dozens of claims. In November 2005, the Company received notice from the USPTO that the first such patent request had been allowed, which was issued on May 16, 2006 as US Patent No. 7,046,922. On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater technology, the core technology of the FORTIS™ tankless water heater. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to Skye or ION, the Company believes that its applications are meritorious and will be granted at least in part.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

With the exception of one patent held by Envirotech (discussed above), ION holds all patents and intellectual property of the Company and it may license that property to an affiliated or third party entity for manufacturing and distribution. The assets of ION are included in the consolidated financial statements for the Company.

Valeo

Valeo was formed by Skye in January 2005 as a wholly-owned operating subsidiary. Valeo will license technology from ION and manufacture or contract for the manufacture of several lines of water heating products, as well as other products embodying ION patent technology. Valeo has leased approximately 28,000 square feet of industrial space and has begun to oversee the production and distribution of our two new product lines, FORTIS™ and Paradigm™ that incorporate innovative technology not previously used in the water heating market. These new products, based on proprietary technology, are expected to serve as the foundation for the future growth of the Company.

Company Headquarters and Capitalization

The business office of the Company is located at 7150 West Erie, Chandler, Arizona 85226. The monthly base rent is approximately $20,000 and the Company first occupied the building on August 15, 2005. The facility, built in 1997, includes about 8,000 square feet of office space and 20,000 square feet of warehouse/light industrial space suitable for assembly operations. In an effort to reduce overhead costs, the Company has given notice to the landlord that it intends to vacate these premises effective August 31, 2006, and is presently seeking other suitable facilities from which to operate.

As of March 31, 2006 there were approximately 18,413,231 shares of common stock outstanding and the Company had approximately 242 shareholders of record on such date. As of June 30, 2006 there were approximately 20,688,493 shares of common stock outstanding and the Company had approximately 250 shareholders of record on that date. As of June 5, 2006 the shares of common stock of the Company are traded on the OTC Pink Sheets under the ticker symbol SKYY. Prior to such date the shares of common stock of the Company were traded on the National Association of Securities Dealers OTC Bulletin Board under the symbols: SKYY and SKYYE.

Our Business and Prospects

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of an electronic tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit, eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide. Prior to the development of new technology, which is discussed later in this section, the Company was dependent upon the operations of Envirotech for its revenue. Beginning in 2004 and continuing throughout 2005, production and sales have steadily declined while the Company embarked on an aggressive research and development program to development new technologies and products for the tankless water heater market. In January 2004, Skye formed ION through which it has since conducted research and development on alternative heating technologies and products. Skye has invested heavily in a concerted R&D program to develop new and innovative methods of heating water which has resulted in the filing of applications for several patents involving dozens of claims. As a result of a 20 month research and development program, several patent applications have been filed and new products have been developed and will be ready production during the third quarter of 2006. The Company considers this technology to be state of the art and it expects such products to set the standard for the future of the electric tankless water heater industry.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has ceased to manufacture the ESI-2000 water heater line of products developed by Envirotech. Our FORTIS™ brand product line, which is expected to be delivered to the market during the third quarter of 2006, is the result of the R&D program discussed above. Skye’s FORTIS™ series is scalable from 40 amps to 120 amps of heating power and is a microprocessor-controlled electric water heater contained in a compact unit, which is designed to operate in most any climate. Skye’s new and innovative way of heating water for home and business is contained in a small and easy to install unit. Not only does it supply endless amounts of hot water but it also offers substantial energy savings. The FORTIS™ series saves energy, space, water, and is suitable for all areas of the world. Skye uses advanced technology and high quality parts in the construction of the FORTIS™ series, which provides reliability and longevity in the unit. Anywhere hot water is now being used; Skye’s electric instantaneous water heaters can perform the task more effectively. The FORTIS™ series will heat the water only as long as you require and at the temperature you desire, and will continue to maintain a precise temperature even if other hot water faucets are opened. Electricity is only used when water is required; therefore the cost of heating water is reduced by 20% - 40%. Because the FORTIS™ series is compact it can be easily installed close to where hot water is being used and is ideal for hotels, motels, apartments, and homes where space is at a premium. Skye believes its FORTIS™ series heaters offers one of the most efficient solutions for on-demand endless hot water available today.

The Company has expended considerable efforts in working with its contract manufacturer, Jabil Circuit, Inc., in order to begin the production of the FORTIS™ line of products. The Company expects that the first FORTIS™ units will be produced in the third quarter of 2006 with sales and delivery to also commence during such period. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. During this initial period of production the Company has been advised by Jabil Circuit that it is likely that changes will be made to the FORTIS™ product in order to improve either the product itself or the manufacturability of the product. Once the production and processes have stabilized the Company anticipates that it will seek to move production of the FORTIS™ to a lower cost center in Mexico or China in order to gain additional margin.

The Company has continued to focus development efforts on the commercialization of its patent pending Paradigm™ technology. Although we have been very excited about the functionality that the Paradigm™ technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently in final negotiations with a critical supplier to jointly complete the engineering and commercialization process and then subsequently engage in n engineering for manufacturing phase. In the event we are successful in concluding a strategic relationship in this regard the Company expects that it will have first delivery of product utilizing the Paradigm™ technology by the end of 2006 or early 2007. As we have not yet completed our negotiations there can be no assurance that we will finalize any such agreement, or if we do finalize the agreement, that we will be successful in the completion of a commercialized product for distribution within a reasonable period of time.

We have expended considerable efforts to develop a sales and distribution network in the United States and beyond. We have chosen to sell our products through wholesale distribution utilizing manufacturer’s representatives. As of June 30, 2006, we have appointed a total of 12 manufacturer representatives covering a total of 22 States. We are currently negotiating for the appointment of additional representatives in other US States, as well as Canada and Mexico. We expect that we will complete the appointment of representatives in States across the United States by the end of 2006.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Manufacturing

On February 15, 2006, Skye entered into a Manufacturing Services Agreement with Jabil Circuit, Inc. (“Jabil”) pursuant to which Jabil has agreed to manufacture certain components and to assemble Skye’s tankless water heater products as specified by Skye from time to time. The agreement has an effective date of January 30, 2006. Skye anticipates that Jabil will become Skye’s primary manufacturer and is currently completing the engineering for manufacturing. Additionally, Skye is also actively negotiating with critical suppliers to quality them to supply Paradigm™ components, as well as potentially expedite the earlier market availability of products utilizing the patent pending Paradigm™ technology.

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

During the past two years, based on newly developed technology, ION has filed several applications for patents with the United States Patent and Trademark Office, and expects the products offered using this new technology to replace the products previously manufactured by Envirotech. All persons deemed inventors have executed written assignments to ION of proprietary and intellectual property rights relating to the inventions forming the basis of the various applications for patents and the attendant research and development. In November 2005, the Company received notice from the USPTO that the first such patent request has been allowed, which was issued on May 16, 2006 as US Patent No. 7,046,922. On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater technology, the core technology of the FORTIS™ tankless water heater. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to Skye or ION, the Company believes that its applications are meritorious and will be granted at least in part.

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

Dependence on Major Customer

Skye is just beginning the wholesale introduction of its products it has not developed a dependence upon any single customer or group of customers. By necessity, initial sales of Skye’s products may be concentrated with certain distributors until a broader distribution network can be achieved. Skye will continue to monitor its sales and distribution activities closely to avoid any such reliance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Costs of Environmental Compliance

Because Skye does not manufacture any of its products, it does not anticipate incurring material costs related to environmental compliance, which is the responsibility of the manufacturer.

Materials and Principal Suppliers.

Sky has retained Jabil Circuit, Inc. to manufacture its products, and, as such, is heavily dependent upon Jabil to perform satisfactorily so as to ensure the availability of product for sale. Jabil is required to buy components for Skye’s products from the market at large, as well as an approved list of suppliers, including Siemens, AG (electrical components), Lake Monitors (flow sensors), Tru-Heat (heating elements), Hydro Aluminum (extruded heating chamber), and Arnold Bros. (stainless steel sheet metal and components). Although limited production experience has been obtained, Skye is satisfied that Jabil has the necessary experience to avoid supplier delivery problems. In order to avoid losses associated with lack of production components, Skye has worked closely with Jabil to identify suppliers that have traditionally performed well in addition to ensuring that multiple suppliers for most components are available. With the exception of certain proprietary components manufactured by Jabil, and the preferred vendors noted above, the balance of components are readily available from a variety of sources both domestically and internationally. Skye is satisfied that it and Jabil have adequately planned to avoid production disruption resulting from a breakdown in its supply chain.

Recent Developments

On May 16, 2006, the USPTO issued a design patent (No, 7,046,922) to ION on the modular tankless water heater, the core technology of the FORTIS™ tankless water heater.

On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater, the core technology of the FORTIS™ tankless water heater.

The Company completed engineering on the FORTIS™ series of products in October 2005. Initial samples were produced in December 2005. On February 15, 2006, the Company entered into a Manufacturing Services Agreement with Jabil, Inc., pursuant to which Jabil will manufacture certain parts and assemble the Company’s products. A copy of that agreement was filed with the Company’s current report on Form 8-K dated February 23, 2006.

Other Activities

On January 26, 2006, the company received a subscription for 100,000 shares of common stock at $0.55 per common share in a non-brokered direct private placement for total net proceeds of $55,000. This subscription was subsequently accepted and the shares issued on April 12, 2006. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933. The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum.

Subsequent Issuance

Between April 10, 2006 and April 25, 2006, the Company issued 1,714,260 shares of common stock at $0.35 per common share in a non-brokered direct private placement for total net proceeds of $600,000. The shares were restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933. The securities were sold only to persons who met the Accredited Investor requirements and other requirements set forth in the offering memorandum. No commissions or other fees were payable in connection with this private placement. The funds were allocated for general working capital purposes, as well as to fund the initial production of the FORTIS™ product by Jabil Circuit, Inc. pursuant to Skye’s Manufacturing Services Agreement of January 2006.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2006 and 2005 Compared.

The following table is a summary of our operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005
Revenues	$10,632	$55,027

Cost of Sales	1,074	22,822

General and Administrative Expenses	193,611	153,918

Share-based compensation	205,500	12,500

Research and development	0	158,918

Total Operating Expenses	689,018	413,521

Other income (expense)	0	0

Net Income (Loss)	$(679,460)	$(381,316)

Revenues

	2006	2005	Increase/(decrease)
			$	%
For the three months ended March 31:
Revenue	$ 10,632	$ 55,027	$ (44,395)	(81%)

Revenues for the three months ended March 31, 2006 were $10,632, compared to revenues of $55,027 in the three months ended March 31, 2005. This resulted in a decrease in revenues of $ 44,395, from the same period ended March 31, 2005. The decrease results from the discontinuation of sales of the Envirotech ESI-2000 product line.

Cost of sales

	2006	2005	Increase/(decrease)
			$	%
For the three months ended March 31:
Cost of sales	$ 1,074	$ 22,822	$ (21,748)	(95%)

Cost of sales for the three months ended March 31, 2006 was $1,074, a decrease of $21,748 from $22,822 for the same period ended March 31, 2005. The decrease in cost of sales was directly related to the suspension of sales efforts related to the ESI-2000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and Administrative expenses

	2006	2005	Increase/(decrease)
			$	%
For the three months ended March 31:
General & Administrative expenses	$ 193,611	$ 153,845	$ 39,766	26%

General and administrative expenses were $193,611 for the three months ended March 31, 2006 versus $153,845 for the three months ended March 31, 2005, which resulted in an increase of $39,766. The increase in general and administrative expenses was primarily due to the Company’s increased facilities costs during the period ended March 31, 2006 and an increase in compensation to our personnel, as well as additional technical and administrative staff.
We anticipate an increase in the general and administrative expenses by the Company as we continue to add more operational and administrative personnel, legal and other professional assistance with our continued efforts to execute our business plan and market our products in the US. We anticipate this transition to create up front costs, as well as continuing costs for additional personnel.

Total Operating Expenses

	2006	2005	Increase/(decrease)
			$	%
For the three months ended March 31:
Total operating expenses	$ 679,460	$ 381,316	$ 298,144	78%

Overall operating expenses were $ 679,460 for the three months ended March 31, 2006 versus $381,316 for the three months ended March 31, 2005, which resulted in an increase of $298,144. The increase is attributed to a substantial increase in legal and professional fees arising from the litigation discussed elsewhere in this Report and an increase in advertising and marketing expenses in preparation of the rollout of the new FORTIS™ product line.

Net Loss

	2006	2005	Increase/(decrease)
			$
For the three months ended March 31:
Net Profit (Loss)	$ (679,460)	$ (381,316)	$ 290,144

The net loss for the three months ended March 31, 2006 was $679,460, versus a net loss of $381,316 for the three months ended March 31, 2005, a change in net loss of $290,144. The increase in the net loss was primarily due to the increase in total operating expenses as mentioned above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources at March 31, 2006 and December 31, 2005.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	March 31, 2006	December 31, 2005
Total Assets	$167,937	$107,936
Accumulated Deficit	$(10,743,974)	$(10,064,513)
Stockholders’ Equity (Deficit)	$(2,754,302)	$(2,335,342)

Working Capital (Deficit)	$(2,833,991)	$(2,386,652)

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of common stock and cash generated from our operations. As we continue our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant revenues.

The Company expects that additional operating losses will occur until revenue is sufficient to offset the level of costs to be incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funds to complete the ramping up for production of the FORTIS™, to fully implement its marketing plans and for continued operations. Additionally, the Company will also require further development funds in order to finalize a commercialized version of its consumer product utilizing ION’s patent pending Paradigm™ technology. We anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.   Although the Company has been successful in raising approximately $2.5 million through private placements since January 2004, it has no commitments or plans for any additional funding at the present time.

As of March 31, 2006 the existing capital and anticipated funds from operations were not sufficient to sustain operations and expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

We anticipate that we will incur operating losses in the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, expand our customer base, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our cash position may be inadequate to pay all of the costs associated with our operations. We intend to use borrowings and security sales to mitigate the effects of our cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Off-Balance Sheet Arrangements.

The Company’s subsidiary Envirotech granted a security interest in all of its tangible and intangible assets in 2001 and 2002, including its intellectual property (the “Envirotech Security”), to its law firm Jennings, Strouss and Salmon (the “Senior Secured Creditor”). On August 6, 2004 Envirotech was granted a voluntary petition for Chapter 11 bankruptcy proceedings. During the pendency of such Chapter 11 proceedings, the Company unsuccessfully attempted to reach a settlement with the Senior Secured Creditor to acquire the Envirotech Security. Fearful that the Senior Secured Creditor might sell the Envirotech Security to an adverse party, a shareholder of the Company, Lawrence Ryckman, through Sundance Financial Corporation (“Sundance”), successfully negotiated and concluded the purchase of the Envirotech Security from the Senior Secured Creditor. The Company agreed to purchase the Envirotech Security from Sundance and the Company made a series of payments to Sundance totaling $83,000 between June 2005 and November 2005. On June 1, 2006 the Company negotiated and concluded a definitive agreement to reacquire the Envirotech Security by way of the payment of $2,000 to Sundance, the amount being representative of the fees and expenses incurred by Sundance to acquire the Envirotech Security. The Company, through its wholly owned subsidiary Ion Tankless, Inc., now owns the Envirotech Security.

We have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Awaiting SEC Response to Amended Financial Filings for the Year Ended December 31, 2004

On September 15, 2005 the Company received a letter from the U.S. Securities and Exchange Commission (“SEC”) relating to information provided by the Company in its financial filings for the year ended December 31, 2004 (the “2004 10KSB”), as well as the interim quarterly filings preceding such date. The SEC has requested, among other things, that we clarify and restate certain disclosures in the 2004 10KSB and possibly some related quarterly disclosures on form 10QSB during such year. On June 14, 2006 the Company filed an amended and restated 10KSB/A for the year ended December 31, 2004, and, to date, we have not received any comments thereon from the SEC.

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

On-Going Litigation

The Company is currently engaged in a significant amount of litigation (See Part II item No. 1 “Legal Proceedings” below for further details). The cost of this litigation is significant and it is expected that associated costs will be continued to be incurred until such matters are concluded. The Company expects that such continuing costs could be significant if all matters proceed to trial. Although management is attempting to settle or otherwise expeditiously resolve such matters there can be no assurance that such early resolution can be achieved, and, if not expeditiously resolved, substantial costs and a diversion of our management’s attention and resources will likely occur and this could hurt our business.

Lack of Diversification.

The size of the Company makes it unlikely that the Company will be able to commit its funds to diversify the business until it has a proven track record, and the Company may not be able to achieve the same level of diversification as larger entities engaged in this type of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

During the past year, based on newly developed technology, Skye has filed several applications for patents with the United States Patent and Trademark Office, and expects that a range of products using this new technology will replace the products previously manufactured by Envirotech. On May 16, 2006, the Company’s subsidiary, ION Tankless, Inc. received notice from the USPTO that the first such patent had been published as Patent No. 7,046,922 for a Modular Tankless Water Heater. On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater technology, the core technology of the FORTIS™ tankless water heater. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to Skye or ION, the Company believes that its applications are meritorious and will be granted at least in part. It is expected that further research and development undertaken by the Company through its subsidiary, ION Tankless, Inc., will result in the issuance of more patents. However, the concepts and technologies we use in the future may not be patentable.

Effective Protection may not be available for our Trademarks.

Although we have applied to register our trademarks in the United States, we cannot assure you that we will be able to secure significant protection for these marks. Our competitors or others may adopt product or service names similar to "Skye", thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the name "Skye” could seriously harm our business.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Dilution.

The Company presently has 20,688,493 shares issued and outstanding. If the Company issues additional shares either outright or through any future options or warrants programs or requires additional financing, further dilution in value and in the percentage ownership represented by the purchaser’s Units or Shares will occur and the dilutive effect could be significant.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

Envirotech has been named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc., referred to herein as the “Seitz Patent Suit”). The Company is not affiliated with Envirotech of Texas, Inc. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Envirotech has engaged counsel to represent it in the matter. Management believes the suit is without merit and that Envirotech will prevail in the matter. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004, but the Court has allowed the plaintiff to re-open the Houston suit and a motion to that effect has been filed by the Plaintiff. The Company engaged the law firm of Susman Godfrey, LLP, Dallas, Texas to represent it in defending this matter and in prosecuting its counterclaim. The suit is in the discovery stage and the Company is vigorously engaged in the process. Subsequent to March 31, 2006, but prior to the filing of this Report, the Company has replaced Susman Godfrey with Hemingway & Hansen, LLP, of Dallas, Texas, who now represents the Company in this matter. On December 05, 2005, the Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. The Company does not consider this injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product and the new products have been developed with specific attention to avoiding infringement on any existing patents of third parties. The Seitz Patent Suit involves Envirotech and, except to the limited extent covered by the injunction and the discovery matters in connection with technology used in connection with FORTIS™ and Paradigm™, neither Skye nor any of its others subsidiaries are defendants/counter-plaintiffs in the matter.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

We may have to engage in common equity, debt, or preferred stock financings in the future. Your rights and the value of your investment in the common stock could be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Shares of our preferred stock are likely to be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and likely more, favorable than the terms of your investment. Shares of common stock which we sell will, at some point, be sold into the market, which could adversely affect market price.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

At March 31, 2006, our accumulated deficit was $10,743,974. We have not been able to generate enough sales to cover our expenses and have survived only by raising funds through the sale of debt and equity securities. We must continue to raise funds in the near future to survive. While management has been successful in the past in raising these funds, there is no assurance that management can continue to find investors to fund operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.

During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

Distributor Suit. Prior to the acquisition of Envirotech, by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998. On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years. The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on all assets of Envirotech, tangible and intangible, granted to the Senior Secured Creditor in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees. As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be filed of record so long as no default existed. On May 3, 2004, the distributor claimed a breach and filed the Stipulated Judgment. Management believes no default existed to warrant the filing of the judgment. With the filing of the Bankruptcy Petition by Envirotech (see below), this action was stayed. However, with the dismissal of the Chapter 11 Proceedings on February 28, 2006, this judgment is once again a claim against the assets of Envirotech, subject, however, to the claims and rights of the Senior Secured Creditor..

Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). The Company is not affiliated with Envirotech of Texas, Inc. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. The Company does not consider this injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product and the new products have been developed with specific attention to avoiding infringement on any existing patents of third parties. Trial in the Seitz Suit has been scheduled for November 2006. At a hearing on May 18, 2006, the Court directed that discovery be expanded to include the technology and products of Skye, including, specifically the FORTIS™ and Paradigm™ technologies. Envirotech and Skye intend to aggressively pursue this litigation to conclusion. On June 28, 2006 counsel for Envirotech withdrew from the action. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation.

ITEM 1.   LEGAL PROCEEDINGS - continued

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

ITEM 1.   LEGAL PROCEEDINGS - continued

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

Delisting. Because the Company has been unable to file this report on a timely basis, including the grace period permitted by the NASD Over the Counter Bulletin Board (“OTCBB”), it has been delisted from the OTCBB. As a result, the Company’s securities now trade on the pink sheets until all reports are current. There is no assurance that the Company will be admitted to trade again on the OTCBB. Due to past delinquencies in its filings, the Company may be restricted from applying for listing on the OTCBB for at least a year.

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

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

(a)
During the year ended December 31, 2000, the Company issued five convertible notes payable, totaling $100,000, which matured in March 2001.  These notes bear interest at the rate of 12.5% per annum.  Each note is subject to automatic conversion at the maturity date.  One of these notes, with a principal amount of $30,000, was converted in November 2006. As of the date of this filing, the remaining four notes, totaling $70,000, have not yet been converted and are in default.

(b)
Between January 2004 and January 2005, the Company issued forty notes in connection with bridge loans made through private placements. The notes bear interest at 10%, interest payable quarterly, principal and interest convertible into one common share for each outstanding $1.00 of principal and interest. Of these notes, thirty-six have been either repaid or converted at December 31, 2005. Of the remaining four notes, three were converted in April 2006. The sole remaining note, in the principal amount of $15,000 has not been converted or repaid and is in default.

(c)	Envirotech has five notes with an aggregate principal amount of $833,240, that are in default, as follows:

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - continued

Demand Note with Attorneys, 6% Interest, All Assets of Subsidiary, Envirotech, pledged as Collateral.	194,895

Demand Note with Former Distributor of Subsidiary, Envirotech, in Settlement and Repurchase of Distributorship Territory, 7% Interest.	519,074

Demand Note Made by Subsidiary, Envirotech, 10% Interest, Payable Monthly.	11,880

Demand Note Made by Subsidiary, Envirotech, 6% Interest.	35,000

Demand Note Made by Subsidiary, Envirotech.	72,391

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

On April 20, 2006, the President of the Company, acting pursuant to Article II section 2 of the Company’s By-laws, having received a demand of shareholders holding in excess of 15% of the issued and outstanding shares of the Registrant, called a Special Meeting of the common shareholders of the company that was to be held on May 31, 2006. The purpose of the special meeting was to:

•	To elect directors of Skye to hold office until the succeeding Annual General Meeting of Shareholders
•	To transact such other business as may properly come before the Meeting or any adjournment or adjournments thereof.

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

SKYE INTERNATIONAL, INC.

Date: August 14, 2006	By:	/s/ Thomas Kreitzer,
Thomas Kreitzer,
Title : Chief Executive Officer and Principal Accounting Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO THE SECURITIES EXCHANGE
ACT OF 1934, RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Skye International, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Kreitzer, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed this Report;

(2)  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;

(4)  I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

b. Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

c. Disclosed in this Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

(5)  I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b.  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

SKYE INTERNATIONAL, INC.

/s/ Thomas Kreitzer
Thomas Kreitzer
Chief Executive Officer
and Principal Accounting Officer

August 14, 2006

EXHIBIT 32.1

CERTIFICATION PURSUANT TO U.S.C. 18, SECTION 1350

In connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, (the "Report") by Skye International, Inc., (formerly Elution Technologies, Inc.), each of the undersigned hereby certifies that:

1.  The Report complies in all material respects with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

Dated:  August 14, 2006

/s/ Thomas Kreitzer
Name:  Thomas Kreitzer
Title: Chief Executive Officer

/s/ Thomas Kreitzer
Name:  Thomas Kreitzer
Title: Principal Accounting Officer