Form 10QSB
period 2006-06-30
SKYE INTERNATIONAL, INC
filed 2006-08-14
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity.  As of June 30, 2006 - 20,688,493, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

PART I.   FINANCIAL INFORMATION

 ITEM 1Financial Statements (unaudited)
Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30	December 31
	2006	2005
CURRENT ASSETS
Cash	16,823	2,711
Accounts Receivable, Net	11,900	2,773
Inventory at Cost	85,760	25,069
Prepaid Expenses	223	757

Total Current Assets	114,705	31,310

EQUIPMENT, NET	52,809	56,626

OTHER ASSETS
Patents and Software, Net	-	-
Deposits	120,000	20,000
Intangible Assets	3,982	-

Total Other Assets	123,982	20,000

Total Assets	291,497	107,937

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	1,047,688	234,557
Other Payables	468,016	870,914
Notes Payable	918,241	1,118,241
Accrued Interest Payable	65,322	81,626
Warranty Accrual	34,570	34,570
Customer Deposits	103,371	103,371
	2,637,207	2,443,279

Total Liabilities	2,637,207	2,443,279

STOCKHOLDERS' EQUITY
Common Stock authorized is 100,000,000 shares at $0.001par value.
Issued and outstanding on March 31, 2006 were 18,413,231 shares, December 31,
2005 were 17,838,231	20,689	17,838

Common Stock Subscribed	65,000	275,000

Paid in Capital	8,755,729	7,436,333

Accumulated Deficit	(11,187,128)	(10,064,513)

Total Stockholders' Equity (Deficit)	(2,345,711)	(2,335,342)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	291,497	107,937

The accompanying notes are an integral part of these statements

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
Operating Activities

Net (Loss)	(1,122,615)	(801,271)

Depreciation/Amortization Expense.	4,803	18,558
Original Issue Dixscount	-	23,947
Changes in assets and liabilities:
Inventory	(60,691)	(42,242)
Accounts Receivable	(9,127)	(73,148)
Prepaid Expense	534	-
Deposits	(100,000)	-
Accrued Interest Payable	(16,304)	(13,355)
Accounts Payable	813,133	208,743
Other Payables	(402,898)	-
Notes Payable	(200,000)	(157,500)
Customer Deposits	(0)	48,176
Intangible Assets	(3,982)	-

Net Cash Provided by Operating Activities	(1,097,147)	(788,092)

Investing Activities

Option to Purchase JSS Security	-	-
Purchase of Equipment	(986)	-

Net Cash (Used) by Investing Activities	(986)	-

Financing Activities

Shares issued for services rendered.	230,752	184,701
Shares issued to retire debt and interest.	226,493	171,945
Stock Subscriptions	(210,000)	75,000
Proceeds from Issuance of Subscribed Stock	210,000	-
Proceeds from sale of Common Stock	655,000	297,500
Principal Received on Convertible Debentures	-	20,000
Principal Received on Related Party Loan	-	60,000

Cash Provided by Financing Activities	1,112,245	809,146

Net Increase/(Decrease) in Cash	14,112	21,054

Cash, Beginning of Period	2,711	18,690

Cash, End of Period	16,823	39,744

Supplemental Information:
Taxes	-	-
Interest Expense	10,510	64,874

The accompanying notes are an integral part of these statements

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Mos. Ended	Three Mos. Ended	Six Mos. Ended	Six Mos. Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
INCOME
Product Sales	-	$96,534	$8,032	$151,561
Other Income	2,871	6,264	5,471	6,264

Total Income	2,871	102,798	13,503	157,825

Cost of Goods Sold	13,225	15,004	14,299	37,826

Gross Income	(10,354)	87,794	(796)	119,999

EXPENSES
Legal and Professional	234,506	36,802	691,448	56,081
General and Administrative	165,378	350,848	358,989	504,693
Research and Development	14,247	50,770	14,247	209,688
Advertising/Marketing	10,174	-	38,103	813
Loss on Disposal of Assets	-	-	-	-
Depreciation	2,897	9,179	4,803	18,357
Amortization	-	6,613	-	13,227
Total Expenses	427,202	454,212	1,107,590	802,859

OTHER INCOME AND (EXPENSE):
Interest Income/Expense	5,598	53,537	14,229	118,411
	5,598	53,537	14,229	118,411

Net (Loss) before Income Taxes	(443,154)	(419,955)	(1,122,615)	(801,271)

Income Tax Expense	-	-	-	-

NET (LOSS)	(443,154)	(419,955)	(1,122,615)	(801,271)

Basic and diluted (loss) per share	$(0.02)	$(0.03)	$(0.06)	$(0.06)

Weighted Average Number of Common
Shares Outstanding	18,305,855	13,383,051	18,305,855	13,383,051

The accompanying notes are an integral part of these statements

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLERS' EQUITY

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Balance December 31, 2000	580,000	$580		$333,920	$(828,006)	$(493,506)

Common Shares issued for Services	52,500	53		52,447		52,500
Contribution to Capital				24,265		24,265
Common Shares issued to retire
Convertible Note and accrued Interest	60,000	60		187,022		187,082
Net (Loss)					(120,900)	(120,900)

Balance December 31, 2001	692,500	$693		$597,654	$(948,906)	$(350,559)

Common Shares issued for cash	104,778	105		96,895		97,000
Common Shares issued for services	455,800	455		110,045		110,500
Common Shares issued for prepaid
service	162,500	163		16,087		16,250
Common Shares issued for proposed
business acquisition	6,433,406	6,433		896,997		903,430
Common Shares issued to retire
convertible note and accrued Interest	60,000	60		200,670		200,730
Common Shares issued to retire debt	22,500	22		23,272		23,294
Net (Loss)					-2,798,586	(2,798,586)
Balance December 31, 2002	7,931,484	$7,931		$1,941,620	$(3,747,492)	$(1,797,941)

Common Shares issued for Cash	434,894	435		967,925		968,360

Common Shares issued in recapitalization	3,008,078	3,008		(166,940)		(163,932)
Net (Loss)					(371,821)	(371,821)
Balance December 31, 2003	11,374,456	11,374		2,742,605	-4,119,313	-1,365,334

Common Shares issued for services	800,000	800		228,080		228,880

Common Shares issued to retire Debt and interest of $91,281	172,354	172		91,109		91,281

Common Shares issued for cash	66,667	67		16,600		16,667
through exercise of warrants

Common Shares cancelled in	(2,075,000)	-2,075		2,075		-
acquisition settlement

Common Stock Options issued for services				19,000		19,000

Common Stock issued for prepaid services	2,250,000	2,250		110,250		112,500

Common Shares valued at $159,876	537,500	538		159,338		159,876
Issued to obtain $1,075,000 debt
Net (Loss)					(1,893,330)	(1,893,330)
Balance December 31, 2004	13,125,977	13,126		3,369,057	(6,012,643)	(2,630,460)

Skye International, Inc. Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLERS' EQUITY - continued

Common Stock		Common Stock	Paid in	Accumulated	Total
Shares	Amount	Subscribed	Capital	Deficit	Equity
Common Stock granted but not			275,000			275,000
issued until 2006

Common Stock granted in 2004 but				945,000		945,000
not earned by related party
consulting agreements until 2005

Common Shares issued for
consulting and outside services	260,525	261		237,162		237,423

Common Shares issued in	391,832	392		414,129		414,521
conjunction with related party consulting contracts

Issuance of common stock for	524,500	525		535,646		536,170
employee stock Awards

Issuance of common stock to reduce	78,067	78		52,266		52,344
existing debt

Common Shares Issued in
connection with Debt	50000	50		12450		12,500

Conversion of convertible bridge	842,511	843		462,539		463,382
notes into common stock

Issuance of common stock in private	2,564,819	2,565		1,408,085		1,410,650
placements

Net (Loss)					(4,051,870)	(4,051,870)
Balance December 31, 2005	17,838,231	17,839	275,000	7,436,333	(10,064,513)	(2,335,340)

Common Shares issued in	205,000	205		205,295		205,500
conjunction with related party consulting contracts

Common Shares issued for	48,100	48		25,204		25,252
consulting and outside services

Issuance of common stock in private	370,000	370	-210,000	209,630		0
placements, previously subscribed

Shares issued to retire debt	412,902	413		226,080		226,493
and interest

Shares issued in private stock	1,814,260	1,814		653,186		655,000
placements

Net (Loss)					(1,122,615)	(1,122,615)
Balance June 30, 2006	20,688,493	20,689	65,000	8,755,728	(11,187,128)	(2,345,710)

The accompanying notes are an integral part of these statements

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

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

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 1.     THE COMPANY   - continued

As such the accompanying Consolidated Financial Statement for the six months ended June 30, 2006 and the year ended December 31, 2005 were not prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (See Note 2) which requires that all pre-petition liabilities subject to compromise are segregated in the consolidated balance sheets as of end of the respective years and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims with liabilities not subject to compromise being separately classified.

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
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

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
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

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

The accompanying balance sheets as of June 30, 2006 and December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended June 30, 2005, and December 31, 2005 reports the activity of its subsidiary Envirotech up to the date of purchase November 7, 2003 and consolidates the activity of the Company for all reported periods from the date of purchase to June 30, 2006 and December 31, 2005 and its subsidiary ION from inception (January 2004) to June 30, 2006 and December 31, 2005.

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

Cash Equivalent

Cash and Cash Equivalents - All highly liquid debt instruments with a maturity of six months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of these instruments.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. Including promissory notes, and related party liabilities, the fair value of these financial instruments approximates their carrying amount as of June 30, 2006 and December 31, 2005 due to the nature of or the short maturity of these instruments.

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

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
Accounts Receivable

Accounts receivable are recorded when an order is received from a distributor and shipped. An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts. Net accounts receivable is as follows:

		6/30/06		12/31/05
Accounts Receivable		$10,807		$4,056
Less: Allowance for Doubtful Accounts		(1,283)		(1,283)
Net Accounts Receivable	$	$ 9,900	$	$ 2,773

Allowance for Doubtful Accounts

The company maintains allowances for doubtful accounts for estimated probable losses resulting from inability of the company’s customers to make the required payments. The company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and external factors that may impact collectability. As of June 30, 2006 and December 31, 2005 the allowance was $1,283

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site. Advertising is expensed when incurred. Advertising expense for the six months ended June 30, 2006, and June 30, 2005, $38,103 and $813 respectively.

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
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 3.     SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which range from two to seven years. Fixed assets consist of the following:

	6/30/06	12/31/05
Tooling, machinery, furniture and Fixtures	$65,443	$64,457
Less: Accumulated Depreciation	12,634	(7,831)
Net Fixed Assets	$52,809	$56,626

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
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

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

Balance of Warranty Accrual for 2003	$3,240
Balance of Warranty Accrual for 2004	9,725
Balance of Warranty Accrual for 2005	21,625
Balance of Warranty Accrual for 2006	0.00
Total Warranty Accrual as of June 30, 2006	$34,570

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

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 5.         NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS - continued

Notes payable and capital lease obligations consist of the following:

	Six
	Months Ended	Months Ended
	6/30/06	12/31/05
Convertible Notes, Unsecured, Matured March 2001 bear 12.5% Interest, principle and interest convertible into one common share and one warrant at 75% of the average closing price over the 10-day period prior to conversion. Warrants have expired and notes have not been converted and are in default.	$70,000	$70,000

Convertible Notes, Unsecured, Matured one-year from issue date, bear 10% Interest payable quarterly, principle and interest convertible into one common share for each outstanding $1.00. Forty notes were issued between January 23, 2004 and January 15, 2005. Of these notes, thirty six had been either repaid or converted at December 31, 2005. Of the remaining four notes, three were converted in April 2006; the fourth has not been converted or repaid and is in default. Aggregate Amount:	15,000	215,000

Demand Note with Attorneys, 6% Interest, All Assets of Subsidiary, Envirotech, pledged as Collateral; Note is in default	194,895	194,895

Demand Note with Former Distributor of Subsidiary, Envitotech, in Settlement and Repurchase of Distributorship Territory, 7% Interest; Note is in default	519,074	519,074

Demand Note Made by Subsidiary, Envirotech, 10% Interest, Payable Monthly; Note is in default	11,880	11,880

Demand Note Made by Subsidiary, Envirotech, 6% Interest; Note is in default	35,000	35,000

Demand Note Made by Subsidiary, Envirotech; Note is in default	72,391	72,391

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 6.           STOCKHOLDERS’ EQUITY

On June 30, 2006 and December 31, 2005 common stock issued and outstanding were 20,688,493 and 17,838,231 shares respectively.

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

As of June 30, 2006 and December 31, 2005, the Company has issued 257,357 and 252,357 shares respectively covered by the 2005 Stock Incentive Plan adopted by the Company on March 24, 2005, at a total amount of $252,768. As of June 30, 2006, 242,643 remain unissued under this Plan.

The Company was initially capitalized on November 30, 1993 with the issue of 500,000 shares for $5,000. During 2005 the Company issued 652,357 shares for $651,943 in consulting services; 524,500 shares at $536,170 for employee stock awards; 78,067 shares for $54,647 in debt reduction; 842,511 shares to retire $881,536 in convertible notes; and 2,564,819 shares for $, 296,483 in cash in private placements. During the first six months of 2006, the Company issued 205,000 shares for 253,600 in consulting and legal services valued at $230,753; 370,000 shares previously subscribed for cash in private placements; 412,902 shares to retire principal and interest on outstanding bridge loans; 1,814,260 shares in private placements for $655,000. The total common stock issued and outstanding at June 30, 2006 is 20,688,493 shares.

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
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 6.           STOCKHOLDERS’ EQUITY - continued

In October 2005, the Company granted an option to its website developer to purchase 100,000 shares of common stock at a variable price based on market price, exercisable within one year.

At June 30, 2006 and December 31, 2005, none of the options have been exercised.

Outstanding stock options are as follows:

Shares
Balance, December 31, 2003	300,000
Granted, 2004	700,000
Expired, 2004	(300,000)
Balance, December 31, 2004	700,000
Granted, 2005	100,000
Expired, 2005	(100,000)

Balance, December 31, 2005 and June 30, 2006	700,000

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $11,187,128. The total valuation allowance is equal to the total deferred tax asset.

	Three Mos.	Yr. Ended	Yr. Ended
	Ended 6/30/06	2005	2004
Deferred Tax Asset	$3,915,495	$3,522,580	$2,104,425
Valuation Allowance	(3,915,495)	(3,522,580)	(2,104,425)
Current Taxes Payable	-	-
Income Tax Expense	-	-

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1993-2003	$4,119,312	2013-2023
2004	1,893,331	2024
2005	4,051,870	2025
2006	1,122,615	2026
Total	$11,187,128

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 8.         LEASES AND OTHER COMMITMENTS

The Company leases certain office facilities and equipment under leases with varying terms. Certain leases contain rent escalation clauses. These rent expenses are recognized on a straight-line basis over the respective term of the lease. The lease is a month-to-month lease costing $20,236 per month. The Company has given notice that it intends to vacate the premises at the end of August 2006.

Note 9.         GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception with an accumulated deficit of $11,187,128 as of June 30, 2006. The Company will probably not generate meaningful revenues in the foreseeable future. The Company has a working capital deficit of $2,584,398 as of June 30, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

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
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

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

Note 12.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions. During the six months ended June 30, 2006, and the year ended December 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SKYE INTERNATIONAL, INC. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

Note 12.          CONTROLS AND PROCEDURES - continued

There were changes in our internal controls implemented during the first quarter of 2006, including, specifically, a process to review the balance sheet of the company by persons with significant experience with US GAAP principles. Additionally, internal controls were adopted to separate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. Such internal controls were implemented during the first quarter period ending June 30, 2006, and, accordingly, as of the end of the first quarter 2006, management found the internal control over financial reporting to be effective, with no material weaknesses. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company’s financial condition and results of operations for the six months ended June 30, 2006 and June 30, 2005. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and in the Company’s Annual Report on Form 10-KSB filed on July 3, 2006.

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

Valeo
Valeo was formed by Skye in January 2005 as a wholly-owned operating subsidiary. Valeo will license technology from ION and manufacture or contract for the manufacture of several lines of water heating products, as well as other products embodying ION patent technology. Valeo has leased approximately 28,000 square feet of industrial space and has begun to oversee the production and distribution of our two new product lines, FORTIS™ and Paradigm™, which incorporate innovative technology not previously used in the water heating market. These new products, based on proprietary technology, are expected to serve as the foundation for the future growth of the Company.

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

Our Business and Prospects

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of an electronic, tankless water heater.  The water heater is small, easy to install and supplies endless amounts of hot water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit, eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. and worldwide. Prior to the development of new technology, which is discussed later in this section, the Company was dependent upon the operations of Envirotech for its revenue. Beginning in 2004 and continuing throughout 2005, production and sales have steadily declined while the Company embarked on an aggressive research and development program to development new technologies and products for the tankless water heater market. In January 2004, Skye formed ION through which it has since conducted research and development on alternative heating technologies and products. Skye has invested heavily in a concerted R&D program to develop new and innovative methods of heating water which has resulted in the filing of applications for several patents involving dozens of claims. As a result of a 20 month research and development program, several patent applications have been filed and new products have been developed and will be ready production during the third quarter of 2006. The Company considers this technology to be state of the art and it expects such products to set the standard for the future of the electric tankless water heater industry.

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

Results of Operations

Results of Operations for the Six Months Ended June 30, 2006 and 2005 Compared.

The following table is a summary of our operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005
Revenues	$13,503	$157,825

Cost of Sales	14,299	37,826

General and Administrative Expenses	358,989	504,693

Share-based compensation	230,752	184,701

Research and development	14,247	209,688

Total Operating Expenses	1,107,590	802,859

Other income (expense)	14,229	118,411

Net Income (Loss)	$(1,122,615)	$(801,271)

Revenues

For the six months ended June 30:	2006	2005	Increase/(decrease)
			$	%
Revenue	$ 13,503	$ 157,825	$ (144,322)	(91%)

Revenues for the six months ended June 30, 2006 were $13,503, compared to revenues of $157,825 in the six months ended June 30, 2005. This resulted in a decrease in revenues of $ 144,322, from the same period ended June 30, 2005. The decrease in revenues is directly related to the cessation of sales of the Envirotech ESI-2000.

Cost of sales

For the six months ended June 30:	2006	2005	Increase/(decrease)
			$	%
Cost of sales	$ 14,299	$ 37,826	$ (23,527)	(62%)

Cost of sales for the six months ended June 30, 2006 was $14,299, a decrease of $23,527 from $37,826 for the same period ended June 30, 2005.

General and Administrative expenses

For the six months ended June 30:	2006	2005	Increase/(decrease)
			$	%
General & Administrative expenses	$ 358,989	$ 504,693	$ (145,704)	(29%)

General and administrative expenses were $358,989 for the six months ended June 30, 2006 versus $504,693 for the six months ended June 30, 2005, which resulted in a decrease of $145,704. The decrease in general and administrative expenses was primarily due to the Company’s decrease in compensation to our consultants.

We anticipate an increase in the general and administrative expenses by the Company as we continue to add more operational and administrative personnel, legal and other professional assistance with our continued efforts to execute our business plan and market our products in the US. We anticipate this transition to create up front costs, as well as continuing costs for additional personnel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Total Operating Expenses

For the six months ended June 30:	2006	2005	Increase/(decrease)
			$	%
Total operating expenses	$ 1,107,590	$ 802,859	$ 304,731	38%

Overall operating expenses were $ 1,107,590 for the six months ended June 30, 2006 versus $802,859 for the six months ended June 30, 2005, which resulted in an increase of $304,731. The increase is attributed to a substantial increase in legal and professional fees arising from the litigation discussed elsewhere in this Report and an increase in advertising and marketing expenses in preparation of the rollout of the new FORTIS™ product line and increased facilities costs.

Net Loss

For the six months ended June 30:	2006	2005	Increase/(decrease)
			$
Net Profit (Loss)	$ (1,122,615)	$ (801,271)	$ 321,344

The net loss for the six months ended June 30, 2006 was $1,122,615, versus a net loss of $801,271 for the six months ended June 30, 2005, a change in net loss of $321,344. The increase in the net loss was primarily due to the increase in total operating expenses as mentioned above.

Liquidity and Capital Resources at June 30, 2006 and December 31, 2005.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	June 30, 2006	December 31, 2005
Total Assets	$291,497	$107,936
Accumulated Deficit	$(11,187,128)	$(10,064,513)
Stockholders’ Equity (Deficit)	$(2,345,711)	$(2,335,342)

Working Capital (Deficit)	$(2,345,710)	$(2,386,652)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As of June 30, 2006 the existing capital and anticipated funds from operations were not sufficient to sustain operations and expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our stockholders.

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

.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

During the past year, based on newly developed technology, Skye has filed several applications for patents with the United States Patent and Trademark Office, and expects that a range of products using this new technology will replace the products previously manufactured by Envirotech. On May 16, 2006, the Company’s subsidiary, ION Tankless, Inc. received notice from the USPTO that the first such patent had been published as Patent No 7,046,922 for a Modular Tankless Water Heater. On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater, the core technology of the FORTIS™ tankless water heater. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to Skye or ION, the Company believes that its applications are meritorious and will be granted at least in part. It is expected that further research and development undertaken by the Company through its subsidiary, ION Tankless, Inc., will result in the issuance of more patents. However, the concepts and technologies we use in the future may not be patentable.

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

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

Envirotech has been named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc., referred to herein as the “Seitz Patent Suit”). The Company is not affiliated with Envirotech of Texas, Inc. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Envirotech has engaged counsel to represent it in the matter. Management believes the suit is without merit and that Envirotech will prevail in the matter. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004, but the Court has allowed the plaintiff to re-open the Houston suit and a motion to that effect has been filed by the Plaintiff. The Company engaged the law firm of Susman Godfrey, LLP, Dallas, Texas to represent it in defending this matter and in prosecuting its counterclaim. The suit is in the discovery stage and the Company is vigorously engaged in the process. On July 26, 2006, the Company replaced Susman Godfrey with Hemingway & Hansen, LLP, Dallas, Texas, who now represents the Company in this matter. On December 05, 2005, the Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. The Company does not consider this injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product and the new products have been developed with specific attention to avoiding infringement on any existing patents of third parties. The Seitz Patent Suit involves Envirotech and, except to the limited extent covered by the injunction and the discovery matters in connection with technology used in connection with FORTIS™ and Paradigm™, neither Skye nor any of its others subsidiaries are defendants/counter-plaintiffs in the matter.

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

At June 30, 2006, our accumulated deficit was $11,187,128. We have not been able to generate enough sales to cover our expenses and have survived only by raising funds through the sale of debt and equity securities. We must continue to raise funds in the near future to survive. While management has been successful in the past in raising these funds, there is no assurance that management can continue to find investors to fund operations.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.

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

ITEM 1.   LEGAL PROCEEDINGS - continued

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
Thomas Kreitzer,
Title: Chief Executive Officer and Principal Accounting Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO THE SECURITIES EXCHANGE
ACT OF 1934,RULES 13a-14 AND 15d-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Skye International, Inc. (the “Company”) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas Kreitzer, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to Rules 13a-14 and 15-d14 of the Securities Exchange Act of 1934 (the “Exchange Act”), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002, that:

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

SKYE INTERNATIONAL, INC.

Date: August 14, 2006	By:	/s/ Thomas Kreitzer
Thomas Kreitzer
Title: Chief Executive Officer and Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO U.S.C. 18, SECTION 1350

In connection with the filing of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, (the "Report") by Skye International, Inc., each of the undersigned hereby certifies that:

1.  The Report complies in all material respects with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Company.

Dated:  August 14, 2006

/s/ Thomas Kreitzer	/s/ Thomas Kreitzer
Thomas Kreitzer	Thomas Kreitzer
Title: Executive Officer	Title: Principal Accounting Officer