Form 10QSB
period 2006-09-30
SKYE INTERNATIONAL, INC
filed 2006-11-17
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to __________

COMMISSION FILE NUMBER: 000-27549

SKYE INTERNATIONAL, INC.
(Exact name of Company as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0362112 (I.R.S. Employer Identification No.)

7650 E, Evans Rd., Suite C Scottsdale, AZ 85260
(Address of principal executive offices)             (Zip Code)

Company's telephone number: (480) 889-9999

7150 W. Erie St., Chandler, AZ 85226
(Former name, address and phone number if changed since last report)
--------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2)  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity:

 As of September 30, 2006 - 21,622,243 common shares of $0.001 par value.

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

PART I.   FINANCIAL INFORMATION

 ITEM 1  Financial Statements (unaudited)

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	December 31
	2006	2005

CURRENT ASSETS
Cash	10,070	2,711
Accounts Receivable, Net	96,505	2,773
Inventory at Cost	141,837	25,069
Prepaid Expenses	267,113	757

Total Current Assets	515,525	31,310

EQUIPMENT, NET	49,837	56,626

OTHER ASSETS
Patents and Software, Net	-	-
Deposits	120,000	20,000
Intangible Assets	3,982	-

Total Other Assets	123,982	20,000

Total Assets	689,344	107,937

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	1,629,580	234,557
Other Payables	375,541	870,914
Notes Payable	1,103,241	1,118,241
Accrued Interest Payable	70,458	81,626
Warranty Accrual	34,570	34,570
Customer Deposits	103,371	103,371
	3,316,760	2,443,279

Total Liabilities	3,316,760	2,443,279

STOCKHOLDERS' EQUITY
Common Stock authorized is
100,000,000 shares at $0.001par value.
Issued and outstanding on September 30,
2006 were 21,622,243 shares, December 31,
2005 were 17,838,231	21,622	17,838

Common Stock Subscribed	86,838	275,000

Paid in Capital	9,208,170	7,436,333

Accumulated Deficit	(11,944,046)	(10,064,513)

Total Stockholders' Equity (Deficit)	(2,627,416)	(2,335,342)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	689,344	107,937

The accompanying notes are an integral part of these financial statements.

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30	September 30
	2006	2005
Operating Activities

Net (Loss)	(1,879,533)	(1,428,681)
Depreciation/Amortization Expense.	7,109	44,740
Changes in assets and liabilities:
Inventory	(116,768)	(63,592)
Accounts Receivable	(93,732)	(79,751)
Prepaid Expense	(266,356)	(8,000)
Deposits	(100,000)	(70,000)
Accrued Interest Payable	(11,168)	8,070
Accounts Payable	1,395,023	203,653
Other Payables	(495,373)	-
Notes Payable	(15,000)	(812,589)
Customer Deposits	(0)	48,176
Intangible Assets	(3,982)	-

Net Cash Provided by Operating Activities	(1,579,781)	(2,157,974)

Investing Activities

Purchase of Equipment	(318)	(47,838)

Net Cash (Used) by Investing Activities	(318)	(47,838)

Financing Activities

Shares issued for services rendered.	684,127	305,638
Shares issued to retire debt and interest.	226,493	463,382
New Stock Subsciptions	21,838
Stock Subscriptions	(210,000)	-
Proceeds from Issuance of Subscribed Stock	210,000	-
Proceeds from sale of Common Stock	655,000	1,410,650
Principal Received on Convertible Debentures	-	-
Principal Received on Related Party Loan	-	60,000

Cash Provided by Financing Activities	1,587,458	2,239,670

Net Increase/(Decrease) in Cash	7,359	33,858

Cash, Beginning of Period	2,711	18,690

Cash, End of Period	10,070	52,548

Supplemental Information:

The accompanying notes are an integral part of these statements

Skye International, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Mos. Ended		Nine Mos. Ended
	September 30		September 30
	2006	2005	2006	2005
INCOME
Product Sales	$8,425	$41,324	$16,457	$192,885
Other Income	(5,471)	1,969	-	8,233

Total Income	2,954	43,293	16,457	201,118

Cost of Goods Sold	3,683	19,314	17,982	57,140

Gross Income	(729)	23,979	(1,525)	143,978

EXPENSES	-
Legal and Professional	480,358	79,314	1,171,806	165,395
General and Administrative	231,633	355,484	590,622	830,177
Research and Development	12,681	156,935	26,928	366,623
Advertising/Marketing	303	2,350	38,406	3,163
Depreciation	2,306	9,178	7,109	27,535
Amortization	-	6,614	0	19,841
Total Expenses	727,281	609,875	1,834,871	1,412,734

OTHER INCOME AND (EXPENSE):
Gain/Loss on Sale of Assets			5,312
Interest Income/Expense	23,596	41,514	37,825	159,925
	28,908	41,514	43,137	159,925

Net (Loss) before Income Taxes	(756,918)	(627,410)	(1,879,533)	(1,428,681)

Income Tax Expense	-	-	-	-

NET (LOSS)	(756,918)	(627,410)	(1,879,533)	(1,428,681)

Basic and diluted (loss) per share	$(0.04)	$(0.04)	$(0.09)	$(0.10)

Weighted Average Number of Common
Shares Outstanding	21,341,401	14,401,322	19,871,754	14,401,322

The accompanying notes are an integral part of these statements

Skye International, Inc. and Subsidiaries
STATEMENT OF STOCKHOLDER'S DEFICIT

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Balance December 31, 2000	580,000	$580		$333,920	$(828,006)	$(493,506)

Common Shares issued for Services	52,500	53		52,447		52,500
Contribution to Capital				24,265		24,265
Common Shares issued to retire
Convertible Note and accrued Interest	60,000	60		187,022		187,082
Net (Loss)					(120,900)	(120,900)

Balance December 31, 2001	692,500	$693		$597,654	$(948,906)	$(350,559)

Common Shares issued for cash	104,778	105		96,895		97,000
Common Shares issued for services	455,800	455		110,045		110,500
Common Shares issued for prepaid service	162,500	163		16,087		16,250
Common Shares issued for proposed business acquisition	6,433,406	6,433		896,997		903,430
Common Shares issued to retire
convertible note and accrued Interest	60,000	60		200,670		200,730
Common Shares issued to retire debt	22,500	22		23,272		23,294
Net (Loss)					-2,798,586	(2,798,586)

Balance December 31, 2002	7,931,484	$7,931		$1,941,620	$(3,747,492)	$(1,797,941)

Common Shares issued for Cash	434,894	435		967,925		968,360

Common Shares issued in recapitalization	3,008,078	3,008		(166,940)		(163,932)
Net (Loss)					(371,821)	(371,821)

Balance December 31, 2003	11,374,456	11,374		2,742,605	-4,119,313	-1,365,334

Common Shares issued for services	800,000	800		228,080		228,880

Common Shares issued to retire Debt and interest of $91,281	172,354	172		91,109		91,281

Common Shares issued for cash through exercise of warrants	66,667	67		16,600		16,667

Common Shares cancelled in acquisition settlement	(2,075,000)	-2,075		2,075		-

Common Stock Options issued for services				19,000		19,000

Common Stock issued for prepaid services	2,250,000	2,250		110,250		112,500
services

Common Shares valued at $159,876	537,500	538		159,338		159,876
Issued to obtain $1,075,000 debt
Net (Loss)					(1,893,330)	(1,893,330)

Balance December 31, 2004	13,125,977	13,126		3,369,057	(6,012,643)	(2,630,460)

Common Stock granted but not			275,000			275,000
issued until 2006

Common Stock granted in 2004 but				945,000		945,000
not earned by related party
consulting agreements until 2005

Common Shares issued for
consulting and outside services	260,525	261		237,162		237,423

Common Shares issued in	391,832	392		414,129		414,521
conjunction with related party consulting contracts

Issuance of common stock for	524,500	525		535,646		536,170
employee stock Awards

Issuance of common stock to reduce	78,067	78		52,266		52,344
existing debt

Common Shares Issued in
connection with Debt	50000	50		12450		12,500

Conversion of convertible bridge	842,511	843		462,539		463,382
notes into common stock

Issuance of common stock in private	2,564,819	2,565		1,408,085		1,410,650
placements

Net (Loss)					(4,051,870)	(4,051,870)

Balance December 31, 2005	17,838,231	17,839	275,000	7,436,333	(10,064,513)	(2,335,340)

Common Shares issued in conjunction with	378,750	379		262,496		262,875
related party consulting services and to employees
for services

Common Shares issued for consulting and outside services	808,100	808		420,444		421,252

Issuance of common stock in private placements, previously subscribed	370,000	370	-210,000	209,630		0

Shares Subscribed			21,838			21,838

Shares issued to retire debt and interest	412,902	413		226,080		226,493

Shares issued in private stock placements	1,814,260	1,814		653,186		655,000

Net (Loss)					(1,879,533)	(1,879,533)

Balance September 30, 2006	21,622,243	21,623	86,838	9,208,169	(11,944,046)	(2,627,415)

The accompanying notes are an integral part of these statements.

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

With the acquisition of Envirotech, the Company is in the business of designing, developing, manufacturing and marketing several models of electronic, tankless water heaters. With SKYE name adopted in October 2005 the business of the Company was expanded to include the manufacture and sale of consumer lifestyle appliances, including tankless water heaters

During January 2004 the Company organized ION Tankless, Inc. (Ion) an Arizona Corporation as a wholly owned subsidiary. ION is organized to do research and development of new technologies upon which new consumer products can be based. Ion is not engaged in active business and serves to solely research new technologies and hold such technologies for the benefit of SKYE.

Nature of Business

The Company currently produces and will soon market tankless electronic water heaters. The company’s products, together with a limited quantity of related parts purchased for resale, are sold primarily through manufacturer’s representatives and wholesale distributors in the United States and Canada. Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

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

In January 2006, the Company’s motion to withdraw its Chapter 11 filing was granted by the Bankruptcy Court for the District of Arizona without prejudice or relief from any of its liabilities previously classified as Subject to Compromise,

As such, the accompanying Consolidated Financial Statement for the nine months ended September 30, 2006 and the year ended December 31, 2005 were not prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (See Note 2) which requires that all pre-petition liabilities subject to compromise are segregated in the consolidated balance sheets as of end of the respective years and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims with liabilities not subject to compromise being separately classified.

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

FIN 46 Consolidation of Variable Interest Entities

Interpretation No. 46 (FIN46 ) In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities ("VIEs"). In December 2003, the FASB completed deliberations of proposed modifications to FIN 46

Note 1.  THE COMPANY   - continued

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

With the exception of a guarantee to one critical supplier in the approximate amount of $42,500 and a guarantee to the law firm of Susman and Godfrey, LLP, the Registrant has not assumed any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors not related to the supply of parts or the assemblies of products have obtained judgments against Envirotech and were seeking to collect such judgments, and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement. The filing of the Bankruptcy Petition temporarily stayed all creditors and lawsuits.

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

The accompanying balance sheets as of September 30, 2006 and December 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the periods ended September 30, 2005, and December 31, 2005 reports the activity of

Note 3.  SIGNIFICANT ACCOUNTING POLICIES - continued

its subsidiary Envirotech up to the date of purchase November 7, 2003 and consolidates the activity of the Company for all reported periods from the date of purchase to September 30, 2006 and December 31, 2005 and its subsidiary ION from inception (January 2004) to September 30, 2006 and December 31, 2005 and its subsidiary Valeo from inception (January 2006) to September 30, 2006 and December 31, 2005.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. Including promissory notes, and related party liabilities, the fair value of these financial instruments approximates their carrying amount as of September 30, 2006 and December 31, 2005 due to the nature of or the short maturity of these instruments.

Research and Development

The Company's research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. The Company expenses product research and development costs as they are incurred. With the organization of its subsidiary ION, the Company continues to expense research and development costs as incurred in developing additional products based on new technologies.

Marketing Strategy

The Company sells to large wholesale distributors through its network of manufacturer’s representatives.. The Company has periodically advertised on cable television stations, at trade shows and through trade magazines and it maintains an extensive website located at www.skye-betterliving.com.

Revenue Recognition

The Company records sales when revenue is earned. The Company sells on credit (10th prox.) to its distributors and manufacturer’s representatives. Due to the company’s Warranty and Right of Return policy, six percent of the sales are recognized immediately and the balance is recognized 25 - 40 days after shipment of the product to the customer. All shipments are FOB shipping point. Sales to distributors and manufacturer’s representatives are sold FOB shipping point with receivables based upon the 10th prox. (25 -40 days post shipping). In 2005, substantially all of the Company’s gross revenues of $172,169 were generated by the Valeo subsidiary and were generated through sales of the ESI-2000 unit to individuals over the internet, the majority of whom paid in advance by credit card payments. The Company no longer manufactures the ESI-2000 product lines and so the Company plans to refund the purchase price paid for undelivered heaters or, alternatively, to ship the upcoming FORTIS™ branded heater to those customers that did not receive delivery of an ESI-2000 heater.

Note 3.   SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivable are recorded when an order is received from a distributor and shipped. An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts. Net accounts receivable is as follows:

	9/30/06	12/31/05
Accounts Receivable	$97,787	$4,056
Less: Allowance for Doubtful Accounts	(1,283)	($1,283)
Net Accounts Receivable	$96,505	$$2,773

Allowance for Doubtful Accounts

The company maintains allowances for doubtful accounts for estimated probable losses resulting from inability of the company’s customers to make the required payments. The company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and external factors that may impact collectability. As of September 30, 2006 and December 31, 2005 the allowance was $1,283

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site. Advertising is expensed when incurred. Advertising expense for the nine months ended September 30, 2006, and September 30, 2005, $38,406 and $3,163 respectively.

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

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which range from two to seven years. Fixed assets consist of the following:

	9/30/06	12/31/05
Property, Equipment, furniture and Fixtures	$64,777	$64,457
Less: Accumulated Depreciation	(14,940)	(7,831)
Net Fixed Assets	$49,837	$56,626

.

Note 3.   SIGNIFICANT ACCOUNTING POLICIES - continued

Patents

We evaluate potential impairment of long-lived assets in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Patent and software costs include direct costs of obtaining patents. Costs for new patents are either expensed as they are incurred or capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

Earnings per Share

The basic (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares outstanding during the year.

The Company has potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations. There are 600,000 options at $.55 and 100,000 options at a variable price per share available at this time. There are also $100,000 of outstanding convertible debentures which within 12 months may be converted into restricted common shares of the Company at a 30% discount to the then current 10-day moving average of the Company’s common stock. All outstanding warrants were either exercised or cancelled and convertible debt is anti-dilutive.

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

FAS No. 123R must be adopted no later than January 1, 2006. We have adopted FAS No. 123R on January 1, 2006. FAS No. 123R permits public companies to adopt its requirements using one of two methods, the modified prospective or the modified retrospective method. We have chosen to adopt the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS No. 123 for all awards granted to employees before the effective date of FAS No. 123R that remain unvested on the effective date.

Note 3.   SIGNIFICANT ACCOUNTING POLICIES - continued

Warranty and Right of Return

In connection with the sale of each product, the Company provides a limited 30-day money back guarantee less a 6% restocking charge. After the 30 days the Company provides a five year warranty on replacement of parts. The tank chamber is warranted not to leak for 10 years. The Company has limited history with claims against its warranty. The Company defers a portion of the revenue as would generally be required for post-contract customer support ("PCS") arrangements under SOP 97-2. Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty. As of September 30, 2006 a total of $34,570 in refunds and warranty allowances were recorded against Product Sales.

Balance of Warranty Accrual for 2003	$3,240
Balance of Warranty Accrual for 2004	$9,725
Balance of Warranty Accrual for 2005	$21,625
Balance of Warranty Accrual for 2006	$0.00
Total Warranty Accrual as of September 30, 2006	$34,570

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

Note 5.         NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In the third quarter the Company received $100,000 of subscription funds in exchange for the issuance of $100,000 of principal 12% convertible debentures (the “Debentures”). The Debentures, together with accrued interest thereon are convertible at the option of the holder any time during the 12 months from issuance thereof into restricted common stock of the Company at a price equal to a 30% discount to the then current 10-day moving average of the Company’s common stock. Additionally, the investor received one (1) share of the Company’s restricted common stock for each Two Dollar ($2.00) amount of debentures purchased. At the date of this report the Debenture shares had not yet been issued from treasury. When issued 50,000 shares will be delivered to investors.

Note 5.         NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS  - continued

Notes payable and capital lease obligations consist of the following:

	Nine
	Months Ended	Year Ended
	9/30/06	12/31/05
Convertible Notes, Unsecured, Matured March 2001 bear 12.5% Interest, principle and interest convertible into one common share and one warrant at 75% of the average closing price over the 10-day period prior to conversion. Warrants have expired and notes have not been converted and are in default.	$170,000	$70,000

Convertible Notes, Unsecured, Matured one-year from issue date, bear 10% Interest payable quarterly, principle and interest convertible into one common share for each outstanding $1.00. Forty notes were issued between January 23, 2004 and January 15, 2005. Of these notes, thirty six had been either repaid or converted at December 31, 2005. Of the remaining four notes, three were converted in April 2006; the fourth has not been converted or repaid and is in default. Aggregate Amount:	$15,000	$215,000

Demand Note with Attorneys, 6% Interest, All Assets of Subsidiary, Envirotech, pledged as Collateral; Note is in default	$194,895	$194,895

Demand Note with Former Distributor of Subsidiary, Envirotech, in Settlement and Repurchase of Distributorship Territory, 7% Interest; Note is in default	$519,074	$519,074

Demand Note Made by Subsidiary, Envirotech, 10% Interest, Payable Monthly; Note is in default	$11,880	$11,880

Demand Note Made by Subsidiary, Envirotech, 6% Interest; Note is in default	$35,000	$35,000

Demand Note Made by Subsidiary, Envirotech; Note is in default	$72,391	$72,391

Demand Note Made by SKYE in favor of consultants; Note is in default	$10,000	$-

Note 6.           STOCKHOLDERS’ EQUITY

On September 30, 2006 and December 31, 2005 common stock issued and outstanding were 21,622,243, and 20,588,493 shares respectively.

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

As of September 30, 2006 and December 31, 2005, the Company has issued 432,541 and 252,357 shares respectively covered by the 2005 Stock Incentive Plan adopted by the Company on March 24, 2005. As of September 30, 2006, 67,459 remain unissued under this Plan.

The Company was initially capitalized on November 30, 1993 with the issue of 500,000 shares for $5,000. During 2005 the Company issued 652,357 shares for $651,943 in consulting services; 524,500 shares at $536,170 for employee stock awards; 78,067 shares for $54,647 in debt reduction; 842,511 shares to retire $881,536 in convertible notes; and 2,564,819 shares for $, 296,483 in cash in private placements. During the first nine months of 2006, the Company issued 205,000 shares for consulting and legal services valued at $230,753; 370,000 shares previously subscribed for cash in private placements; 412,902 shares to retire principal and interest on outstanding bridge loans; 1,814,260 shares in private placements for $655,000; 110,000 shares for legal fees valued at $48,000; 600,000 shares for consultants for fees valued at $330,000; 50,000 shares for investment banking fees and services valued at $17,500; 173,750 shares for employees in lieu of pay and for signing bonuses valued at $57,375, 50,000 and 50,000 shares to be issued in connection with the receipt of $100,000 in convertible bride notes . The total common stock issued and outstanding at September 30, 2006 is 21,622,243, shares.

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

At September 30, 2006 and December 31, 2005, none of the options have been exercised.

Outstanding stock options are as follows:

Shares
Balance, December 31, 2003	300,000
Granted, 2004	700,000
Expired, 2004	(300,000)
Balance, December 31, 2004	700,000
Granted, 2005	100,000
Expired, 2005	(100,000)

Balance, December 31, 2005 and September 30, 2006	700,000

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative NOL of $11,944,046. The total valuation allowance is equal to the total deferred tax asset.

	Nine Mos.	Yr. Ended	Yr. Ended
	Ended 9/30/06	2005	2004
Deferred Tax Asset	$4,180,416	$3,522,580	$2,104,425
Valuation Allowance	$(4,180,416))	$(3,522,580)	$(2,104,425)
Current Taxes Payable	-	-
Income Tax Expense	-	-

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1993-2003	$4,119,312	2013-2023
2004	$1,893,331	2024
2005	$4,051,870	2025
2006	$1,807,366	2026
Total	$11,944,046

Note 8.         LEASES AND OTHER COMMITMENTS

The Company vacated its former offices located at 7150 W. Erie St., Chandler AZ on August 31, 2006. Since such time the Company has been operating out of sub-leased offices located at 7650 E, Evans Rd., Suite C Scottsdale, AZ. The Company expects to continue to occupy such sub-leased space until it has located suitable alternate offices to relocate into. The Company does not currently have any expense associated with its sub-lease.

Note 9.         GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception with an accumulated deficit of $11,934,879 as of September 30, 2006. The Company will probably not generate meaningful revenues in the foreseeable future. The Company has a working capital deficit of $1,870,366 as of September 30, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Listed below are some of the other factors that contribute to the Company’s assumed inability to continue as a going concern. Also described are management’s plans for the future of the Company.

Company’s Challenges

The Company has a substantial deficit in retained earnings from losses from prior years. Its subsidiary, Envirotech has not been able to generate enough sales to cover annual expenses and has survived only by raising private placement funds. The funds currently available to the Company are inadequate to fully implement the business plan of the Company. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funding for continued operations, and will therefore be dependent upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales.  The Company expects to need to access the public and private equity or debt markets periodically to obtain the funds needed to support operations and continued growth. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If the Company requires, but is unable to obtain, additional financing in the future on acceptable terms, or at all, it will not be able to continue its business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.   If the Company cannot obtain needed funds, the Company may be forced to curtail or cease its activities.  If additional shares are issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company and this dilutive effect may be substantial.   The Company has no commitments or plans for any additional funding at the present time. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which could have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business.

Management’s Plans

The Company has expended considerable efforts in working with its contract manufacturer, Jabil Circuit, Inc., in order to begin the production of the FORTIS™ line of products. The Company expects that the first FORTIS™ units will be produced in the fourth quarter of 2006 with sales and delivery to also commence during such period. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. The Company has continued to focus development efforts on the commercialization of its patent pending Paradigm™ technology. To date the Company has not been successful in developing a cost effective means to commercialize the technology into a consumer product line. The Company is currently negotiating with a critical supplier to jointly complete the engineering and commercialization process and then subsequently engage in engineering for manufacturing phase

The Company has developed a sales and distribution network in the United States and beyond. All of the Company’s products are sold through wholesale distribution utilizing manufacturer’s representatives. As of September 30, 2006, we have appointed a total of 17 manufacturer representatives covering a total of 28 States. The Company is currently negotiating for the appointment of additional representatives in other US States, as well as Canada and Mexico.

Note 9.         GOING CONCERN - continued

Access to capital remains one of the most pressing considerations for the Company. The Company is negotiating with several broker-dealers with a view to completing further private placements to fund our business strategy, but to date the Company has not yet concluded any such arrangement. The Company’s business strategy requires it to raise in excess of $3 million over the next 12 month period in order to fully execute its business plan. Management believes that, in order to properly exploit the introduction of both the FORTIS™ and Paradigm™ technologies, it will be necessary to be positioned not only as a quality supplier of products, but also able to supply a sufficient volume of product to meet wholesale demand. Relative to the wholesale market, there is a very high expectation that product be available in a timely fashion when ordered. In order to meet this expectation we must be capable of not only producing our products in sufficient volume, but holding quantities of product in inventory as well.

Note 10.         PENDING LITIGATION

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

Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). The Company is not affiliated with Envirotech of Texas, Inc. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. The Company does not consider this preliminary injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product. Trial in the Seitz Suit has been scheduled for February 2007. At a hearing on May 18, 2006, the Court directed that discovery be expanded to include the technology and products of Skye, including, specifically the FORTIS™ and Paradigm™ technologies. Envirotech and Skye intend to aggressively pursue this litigation to conclusion. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. Envirotech continues to aggressively defend the Seitz suit.

Unpaid Legal Fees. Subsequent to December 31, 2003, Envirotech has been named in five separate lawsuits for unpaid legal and consulting fees totaling $280,000. These include the Myers and Jenkins Suit and the Sensor Technologies Suit discussed below. On May 3, 2004, Envirotech settled one of these suits claiming fees of $112,500. In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under SEC Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech. The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement. In two of the other three suits judgments have been granted in the aggregate amount of approximately $155,500, both of which were stayed by the bankruptcy filing discussed above. The fourth suit is on behalf of a law firm that served as a contract arbitrator in Envirotech’s dispute with the Distributor noted above. With the dismissal of the Chapter 11 proceedings, the Company has received notice from the plaintiff that it intends to resume the suit, which seeks approximately $3,500 in fees.

Myers and Jenkins Suit. On May 24, 2006, Envirotech was served with a Motion for Entry of Default in connection with an action filed in Arizona Superior Court, case number CV-2006-003671 by Envirotech’s prior legal counsel, Myers and Jenkins. The motion seeks judgment for the payment of the principal sum of $103,830, together with interest and costs. Envirotech has not defended the action.

Note 10.         PENDING LITIGATION - continued

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

Shareholder Derivative Action. In May 2006 a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named as a nominal defendant and there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to former consultants to the Company, as well as prior issuances of stock to certain members of current management. Among other things the plaintiffs seek to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded that they return the shares to the Company. The parties have entered into a “standstill” arrangement in which the parties agreed to refrain from using their stock and voting rights in connection with proxy solicitations, shareholder consents, and the noticing of special shareholder meetings. The matter is currently pending. In addition to the foregoing claims, three of the defendants have demanded that the Company defend and indemnify them from the plaintiffs’ claims. The Company is currently contemplating filing counter-claims against certain of the plaintiffs in the action.

Delisting. Because the Company has been unable to file this report on a timely basis, including the grace period permitted by the NASD Over the Counter Bulletin Board (“OTCBB”), it has been delisted from the OTCBB. As a result, the Company’s securities now trade on the pink sheets. There is no assurance that the Company will be admitted to trade again on the OTCBB. Due to past delinquencies in its filings, the Company may be restricted from applying for listing on the OTCBB for at least a year.

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

Note 12.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions. During the nine months ended September 30, 2006, and the year ended December 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were changes in our internal controls implemented during the first quarter of 2006, including, specifically, a process to review the balance sheet of the company by persons with significant experience with US GAAP principles. Additionally, internal controls were adopted to separate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. Such internal controls were implemented during the first quarter period ending September 30, 2006, and, accordingly, as of the end of the first quarter 2006, management found the internal control over financial reporting to be effective, with no material weaknesses. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company’s financial condition and results of operations for the nine months ended September 30, 2006 and September 30, 2005. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and in the Company’s Annual Report on Form 10-KSB filed on July 3, 2006.

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

As a result of several lawsuits and adverse judgments obtained by third party creditors against Envirotech, Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on August 6, 2004 (the “Chapter 11 Proceedings”). The Seitz Suit was initially stayed pending the disposition of the Chapter 11 Proceedings, but on September 30, 2005, the Court allowed the plaintiff to re-open the suit. On December 5, 2005, the Court issued a preliminary injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part (sic) any technology embodied in the Model ESI 2000 heater. The Company does not consider this injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product.

Envirotech has not been engaged in active business since March 2005 subsequent also to the granting of the preliminary injunction enjoining the Company from, among other things, engaging in the making , using or selling of the ESI-2000 product. Management is currently preparing a plan of reorganization for presentation to the Company’s Board of Directors that will set forth a plan to rehabilitate Envirotech and bring it back into active business. Envirotech’s prior plan of reorganization, filed in its Chapter 11 bankruptcy proceedings more fully describe elsewhere in this report, envisioned Envirotech becoming a manufacturer of products for sale and distribution exclusively by Skye International, Inc. As Skye has entered into Manufacturing Services Agreement with Jabil Circuit Inc. for the manufacture of its FORTIS™ line of products, such opportunity is not available to Envirotech at this time. Management expects that Envirotech will likely engage in the sale and distribution of private label branded products produced by or for the Company. There can be no certainty that Envirotech will succeed in rehabilitating its business, or that is rehabilitated, that such business will be profitable or sustainable.

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

Valeo
Valeo was formed by Skye in January 2005 as a wholly-owned operating subsidiary. Valeo will license technology from ION and contract for the manufacture of several lines of water heating products, as well as other products embodying ION patented technology. Valeo has begun to oversee the production and distribution of its FORTIS™ product line, which incorporate innovative technology. FORTIS™ together with the pending Paradigm™ products are expected to serve as the foundation for the future growth of the Company.

Company Headquarters and Capitalization

The business office of the Company is currently located 7650 E. Evans Road, Suite C Scottsdale, AZ 85260 where it occupies sub-leased offices on a temporary no-cost basis pending its relocation to new premises later in the fourth quarter 2006 or early 2007. The Company vacated its former offices on August 31, 2006 and on October 10, 2006 engaged in a purchase and re-sale transaction whereby the Company bought then sold its former offices for net proceeds to the Company of $75,000.

As of September 30, 2006 there were approximately 21,622,243 shares of common stock outstanding and the Company had approximately 259 shareholders of record on that date. As of June 5, 2006 the shares of common stock of the Company are traded on the OTC Pink Sheets under the ticker symbol SKYY. Prior to such date the shares of common stock of the Company were traded on the National Association of Securities Dealers OTC Bulletin Board under the symbols: SKYY, SKYYE and TSYW.

Our Business and Prospects

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of an electronic, tankless water heater.  The FORTIS™ water heater is small, easy to install and supplies endless amounts of heated water with energy savings.  The unit is a microprocessor controlled electric water heater contained in a compact unit, eliminating the space demands of conventional water heaters.  It incorporates automatic, precise temperature controls.  It saves energy, space, and water and is suitable to all areas of the U.S. Prior to the development of new technology, which is discussed later in this section, the Company was dependent upon the operations of Envirotech for its revenue. Beginning in 2004 and continuing throughout 2005, production and sales have steadily declined while the Company embarked on an aggressive research and development program to development new technologies and products for the tankless water heater and consumer lifestyle appliance market. In January 2004, Skye formed ION through which it has since conducted research and development on alternative heating technologies and other lifestyle products. Skye’s R&D program has developed new and innovative methods of heating water that has resulted in the filing of applications for several patents involving dozens of claims. The first product that resulted from Skye’s R&D program will be ready production during the fourth quarter of 2006.

The Company has ceased to manufacture the ESI-2000 water heater line of products developed by Envirotech. Our FORTIS™ branded product line, which is expected to be delivered to the market during the fourth quarter of 2006, is the result of the R&D program discussed above. Skye’s FORTIS™ series is scalable from 40 amps to 120 amps of heating power and is a microprocessor-controlled electric water heater contained in a compact unit, which is designed to operate in most any climate. Skye’s new and innovative way of heating water for home and business is contained in a small and easy to install unit. Not only does it supply virtually endless amounts of heated water, but it also offers energy savings as well. The FORTIS™ series saves energy, space, water, and is suitable for most areas of the world. Skye uses advanced technology and high quality parts in the construction of the FORTIS™ series, which will provide reliability and longevity. Electricity is only used when heated water is required; therefore the cost of heating water is reduced by 20% - 40%. Because the FORTIS™ series is compact it can be easily installed close to where hot water is being used and is thus ideal for hotels, motels, apartments, and homes where space is at a premium. Skye believes its FORTIS™ series heaters offers one of the most efficient solutions for on-demand heated water available today.

The Company has expended considerable efforts in working with its contract manufacturer, Jabil Circuit, Inc., in order to begin the production of the FORTIS™ line of products. The Company expects that the first FORTIS™ units will be produced in the fourth quarter of 2006, with sales and delivery to also commence during such period or early in 2007. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. Once the production and processes have stabilized the Company anticipates that it will move production of the FORTIS™ to a lower cost center in Mexico or China to improve gross margins.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has continued to focus development efforts on the commercialization of its patent pending Paradigm™ technology. Although we are enthusiastic about the functionality that the Paradigm™ technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently in negotiations with a critical supplier to jointly complete the engineering and commercialization process, and then subsequently engage in engineering for manufacturing phase. In the event we are successful in concluding a strategic relationship in this regard the Company expects that it will have first delivery of product utilizing the Paradigm™ technology by early to mid-2007. As we have not yet completed our negotiations there can be no assurance that we will finalize any such agreement, or if we do finalize the agreement, that we will be successful in the completion of a commercialized product for distribution within a reasonable period of time.

We have developed a sales and distribution network in the United States and beyond. We have chosen to sell our products through wholesale distribution utilizing manufacturer’s representatives. As of September 30, 2006, we have appointed a total of 17 manufacturer representatives covering a total of 28 States. We are currently negotiating for the appointment of additional representatives in other US States, as well as Canada and Mexico. We expect that we will complete the appointment of representatives in States across the United States by the mid-2007.

Access to capital remains one of the most pressing considerations for the Company. Although we were successful in concluding a $600,000 non-brokered private placement in April 2006 and a further $100,000 non-brokered private placement in the third quarter, such funds were not sufficient to provide adequate working capital to meet the needs of the Company. As such, the Company has been working to access additional funding likely by way of further private placements of equity and/or debt. We have commenced negotiations with several broker-dealers with a view to completing further private placements to fund our business strategy, but to date we have not yet concluded any such arrangement. Our business strategy will require us to raise in excess of $3 million over the next 12 month period in order to fully execute our current business plan. There can be no assurance that we will be able to raise such additional funding by way of either new debt or equity, and in the event we are unable to raise the funds necessary to fund our business plan it will be necessary to curtail such plans and this could have a detrimental impact on our business. Management believes that, in order to properly exploit the introduction of both the FORTIS™ and Paradigm™ technologies, it will be necessary that we be positioned not only as a quality supplier of products, but that we also be able to supply a sufficient volume of product to meet wholesale demand. We believe that, relative to the wholesale market, there is a very high expectation that product be available in a timely fashion when ordered. In order to meet this expectation we must be capable of not only producing our products in sufficient volume, but holding quantities of product in inventory as well. These things all require capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

Over the balance of the fourth quarter of 2006 we will continue to focus our efforts on producing the FORTIS™ product, obtaining regulatory approvals, and in getting such product into the market to be sold. We will continue to develop our markets and train installers and field service personnel in cooperation with our appointed manufacturer’s representatives. This is no small task and it will require a significant effort on the part of our existing staff, as well as new staff that must be hired in order to provide sales and customer service to the field. We will also focus our efforts on completing the Paradigm™ technology and we are challenged by the opportunity to introduce this powerful technology to the US marketplace. While Paradigm™ will require a significant investment of time and capital in order to yield a line of marketable products, we are confident that products based on this technology will be amongst the most efficient and technologically advanced in the market. Many challenges remain and our staff is committed to the challenge.

Manufacturing

On February 15, 2006, Skye entered into a Manufacturing Services Agreement with NYSE Listed Jabil Circuit, Inc. (“Jabil”) pursuant to which Jabil has agreed to manufacture certain components and to assemble Skye’s FORTIS™ branded tankless water heater products as specified by Skye from time to time. The agreement has an effective date of January 30, 2006. Additionally, Skye is also actively negotiating with critical suppliers to qualify them to supply Paradigm™ components, as well as potentially expedite the earlier market availability of products utilizing the patent pending Paradigm™ technology.
Skye management believes that a strategic alliance for the product development and production of the Paradigm™ series of product is imminent and should be expected during the fourth quarter 2006 or early 2007.

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

During the past two years, based on newly developed technology, ION has filed several applications for patents with the United States Patent and Trademark Office, and expects the products offered using this new technology to replace the products previously manufactured by Envirotech. All persons deemed inventors have executed written assignments to ION of proprietary and intellectual property rights relating to the inventions forming the basis of the various applications for patents and the attendant research and development. In November 2005, the Company received notice from the USPTO that the first such patent request has been allowed, which was issued on May 16, 2006 as US Patent No. 7,046,922. On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater technology, the core technology of the FORTIS™ tankless water heater. ION has further been notified that another patent has been allowed in connection with certain control technology used in connection with the FORTIS™ product line. Skye expects that such patent will be published in due course. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to Skye or ION, the Company believes that its applications are meritorious and will be granted at least in part.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Materials and Principal Suppliers.

Skye has retained Jabil Circuit, Inc. to manufacture its products, and, as such, is heavily dependent upon Jabil to perform satisfactorily so as to ensure the availability of product for sale. Jabil is required to buy components for Skye’s products from the market at large, as well as an approved list of suppliers, including Siemens, AG (electrical components), Lake Monitors (flow sensors), Tru-Heat (heating elements), Hydro Aluminum (extruded heating chamber), and Arnold Bros. (stainless steel sheet metal and components). Although limited production experience has been obtained, Skye is satisfied that Jabil has the necessary experience to avoid supplier delivery problems. In order to avoid losses associated with lack of production components, Skye has worked closely with Jabil to identify suppliers that have traditionally performed well in addition to ensuring that multiple suppliers for most components are available. With the exception of certain proprietary components manufactured by Jabil, and the preferred vendors noted above, the balance of components are readily available from a variety of sources both domestically and internationally. Skye is satisfied that it and Jabil have adequately planned to avoid production disruption resulting from a breakdown in its supply chain.

Recent Developments

On May 16, 2006, the USPTO issued a design patent (No, 7,046,922) to ION on the modular tankless water heater, the core technology of the FORTIS™ tankless water heater.

On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater, the core technology of the FORTIS™ tankless water heater.

In October 2006 the USPTO advised ION that it has allowed ION’s patent in connection with the control technology used in connection with the FORTIS™ product line. Upon the payment of regulatory publication fees to the USPTO, the Company expects that such patent will be published in due course.

The Company completed engineering on the FORTIS™ series of products in October 2005. Initial samples were produced in December 2005. On February 15, 2006, the Company entered into a Manufacturing Services Agreement with Jabil, Inc., pursuant to which Jabil will manufacture certain parts and assemble the Company’s products. A copy of that agreement was filed with the Company’s current report on Form 8-K dated February 23, 2006. Steps to commence production of the FORTIS™ product line began with Jabil in April 2006, and the first articles were produced by Jabil on or about November 10, 2006. The Company expects that it will continue to work with Jabil to raise the production levels of the FORTIS™ product over the ensuing months to come.

Other Activities

Between July 15, 2006 and September 30, 2006, the Company received $100,000 in bridge funding from five individuals from the placement of convertible bridge notes (the “Notes”). The Notes, and the shares to be issued in connection therewith, were not issued as of the date of this report but are expected to be issued in November 2006. The Company will issue 50,000 shares from treasury and 12% convertible notes entitling the holder to convert the principal and interest of such Notes into common stock at a 30% discount to the then prevailing 10-day moving average of the Company’s common stock. The shares will be restricted pursuant to the provisions of Section 144 of the Securities Exchange Act of 1933. The securities were sold only to persons who met the Accredited Investor requirements. Additionally the Company issued shares to certain employees, consultants and professional advisers in lieu of cash payments during this period, all as more fully reported in the financial statements that form a part of this report.

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2006 and 2005 Compared.

The following table is a summary of our operations for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

	For the Nine Months Ended Sept. 30, 2006	For the Nine Months Ended Sept. 30, 2005
Revenues	$16,457	$201,118

Cost of Sales	$17,982	$57,140

General and Administrative Expenses	$590,622	$830,177

Share-based compensation	$684,127	$305,638

Research and development	$26,928	$366,623

Total Operating Expenses	$1,834,871	$1,572,659

Net Income (Loss)	$(1,879,533)	$(1,428,681)

Revenues

For the nine months ended September 30:	2006	2005	Increase/(decrease)
			$	%
Revenue	$ 16,457	$ 201,118	$ (184,661)	(92%)

Revenues for the nine months ended September 30, 2006 were $16,457, compared to revenues of $201,118 in the nine months ended September 30, 2005. This resulted in a decrease in revenues of $184,661, from the same period ended September, 2005. The decrease in revenues is directly related to the cessation of sales of the Envirotech ESI-2000.

Cost of sales
For the nine months ended September 30:	2006	2005	Increase/(decrease)
			$	%
Cost of sales	$ 17,982	$ 57,140	$ (39,158)	(69%)

Cost of sales for the nine months ended September 30, 2006 was $ 17,982, a decrease of $ (39,158) from $57,140 for the same period ended September 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and Administrative expenses

For the nine months ended September 30:	2006	2005	Increase/(decrease)
			$	%
General & Administrative expenses	$ 590,622	$ 830,177	$ (334,454)	(29%)

General and administrative expenses were $590,622 for the nine months ended September 30, 2006 versus $830,177 for the nine months ended September 30, 2005, which resulted in a decrease of $334,454. The decrease in general and administrative expenses was primarily due to the Company’s decrease in compensation to our consultants.

We anticipate an increase in the general and administrative expenses by the Company as we continue to add more operational and administrative personnel, legal and other professional assistance with our continued efforts to execute our business plan and market our products in the US. We anticipate this transition to create up front costs, as well as continuing costs for additional personnel.

Total Operating Expenses

For the nine months ended September 30:	2006	2005	Increase/(decrease)
			$	%
Total operating expenses	$ 1,834,871	$ 1,412,712	$422,159	30%

Overall operating expenses were $ 1,834,871for the nine months ended September 30, 2006 versus $1,412,712 for the nine months ended September 30, 2005, which resulted in an increase of $422,159. The increase is attributed to a substantial increase in legal and professional fees arising from the litigation discussed elsewhere in this Report and an increase in advertising and marketing expenses in preparation of the rollout of the new FORTIS™ product line and increased facilities costs.

Net Loss

For the nine months ended September 30:	2006	2005	Increase/(decrease)
			$
Net Profit (Loss)	$ (1,879,533)	$ (1,428,681)	$ 450,852

The net loss for the nine months ended September 30, 2006 was $1,879,533, versus a net loss of $1,428,681 for the nine months ended September 30, 2005. The increase in the net loss was primarily due to the increase in total operating expenses as mentioned above.

Liquidity and Capital Resources at September 30, 2006 and December 31, 2005.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	September 30,	December 31,
	2006	2005
Total Assets	$689,344	$107,937
Accumulated Deficit	$(11,944,046)	$(10,064,513)
Stockholders’ Equity (Deficit)	$(2,627,416)	$(2,335,342)

Working Capital (Deficit)	$(2,801,235)	$(2,411,601)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company expects that additional operating losses will occur until revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funds to complete the ramping up for production of the FORTIS™, and to fully implement its marketing plans and for continued operations. Additionally, the Company will also require further development funds in order to finalize a commercialized version of its consumer product utilizing ION’s patent pending Paradigm™ technology. We anticipate obtaining additional financing to fund operations through common stock offerings, debt offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

As of September 30, 2006 the existing capital and anticipated funds from operations were not sufficient to sustain operations and expansion over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing will likely have a negative impact on our financial condition and our stockholders.

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

Off-Balance Sheet Arrangements.

The Company’s subsidiary Envirotech granted a security interest in all of its tangible and intangible assets in 2001 and 2002, including its intellectual property (the “Envirotech Security”), to its law firm Jennings, Strouss and Salmon (the “Senior Secured Creditor”). On August 6, 2004 Envirotech was granted a voluntary petition for Chapter 11 bankruptcy proceedings. During the pendency of such Chapter 11 proceedings, the Company unsuccessfully attempted to reach a settlement with the Senior Secured Creditor to acquire the Envirotech Security. Fearful that the Senior Secured Creditor might sell the Envirotech Security to an adverse party, a shareholder of the Company, Sundance Financial Corporation (“Sundance”), successfully negotiated and concluded the purchase of the Envirotech Security from the Senior Secured Creditor. The Company agreed to purchase the Envirotech Security from Sundance and the Company made a series of payments to Sundance totaling $83,000 between June 2005 and November 2005. On June 1, 2006 the Company negotiated and concluded a definitive agreement to reacquire the Envirotech Security by way of the payment of $2,000 to Sundance, the amount being representative of the fees and expenses incurred by Sundance to acquire the Envirotech Security. The Company, through its wholly owned subsidiary Ion Tankless, Inc., now owns the Envirotech Security.

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

 FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Risks Relating To Our Business and Our Marketplace

History of Operations and Dependence on Future Development.

Skye International, Inc. (“Skye”) was organized November 23, 1993 and existed as a development stage company until its acquisition of Envirotech Systems Worldwide, Inc. (“Envirotech”), on November 7, 2003. Envirotech was organized December 9, 1998. Envirotech has a limited history of operations. The first sales of its products occurred in calendar year 2000. Subsequent to its formation, the Company has generated approximately $4,043,572 in losses through November 7, 2003, the date of acquisition by Skye. However, $489,658 of this loss occurring in 2003 was attributable to a re-purchase of a distributorship in a major market where Envirotech believed the distributor was not performing as well as the market would justify. The Company on an operating and consolidated basis has continued to incur losses from operations since the date of acquisition. The Company has yet to generate significant revenue from sales of product, and has not generated any revenues yet from the sale of the products from its research and development initiatives.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Prior to the development of its new FORTIS™ and Paradigm™ technologies and product lines, the Company was dependent upon the operations of Envirotech for its revenue. The Company expects that additional operating losses will occur until revenue is sufficient to offset the level of costs to be incurred for marketing, sales and product development. The Company is subject to all of the risks inherent in establishing a new business enterprise. Since the Company has a very limited record of operations, there can be no assurance that its business plan will be successful. The potential for success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered with the start-up of new businesses and the competitive environment in which the Company will operate. A prospective investor should be aware that if the Company is not successful in achieving its goals and achieving profitability, any money invested in the Company might be lost. The Company’s management team believes that its potential near-term success depends on the Company’s success in completing product development, then in manufacturing, marketing and selling its products and in developing new products.

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

Awaiting SEC Response to Amended Financial Filings for the Year Ended December 31, 2004

On September 15, 2005 the Company received a letter from the U.S. Securities and Exchange Commission (“SEC”) relating to information provided by the Company in its financial filings for the year ended December 31, 2004 (the “2004 10KSB”), as well as the interim quarterly filings preceding such date. The SEC has requested, among other things, that we clarify and restate certain disclosures in the 2004 10KSB and possibly some related quarterly disclosures on form 10QSB during such year. On June 14, 2006 the Company filed an amended and restated 10KSB/A for the year ended December 31, 2004, and, to date, we have not received any comments thereon from the SEC. The SEC contacted the Company in September 2006 and requested that the Company provide a detailed written submission embodying all of the steps taken in connection with the restatement of the 2004 financials as filed on the Company’s form 10KSB/A for the period ended December 31, 2004 as filed. The Company has not yet provided such response to the SEC.

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

On-Going Litigation

The Company is currently engaged in a significant amount of litigation (See Part II item No. 1 “Legal Proceedings” below for further details). The cost of this litigation is significant and it is expected that associated costs will continue to be incurred until such matters are concluded. The Company expects that such continuing costs will be significant if all matters proceed to trial. Although management is attempting to settle or otherwise expeditiously resolve such matters, there can be no assurance that such early resolution can be achieved, and, if not expeditiously resolved, that substantial costs and a diversion of our management’s attention and resources will likely occur and this will hurt our business and will likely lead to the need to raise additional capital thus resulting in a dilutive effect to shareholders..

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

The Company believes that its primary competition will be the manufacturers of conventional tank water heaters, who are firmly established with the plumbing industry. There are a large number of manufacturers of tank water heaters, both domestic and foreign. The dominant manufacturers are five large, multinational, established companies with significantly more resources than the Company (Bradford-White, Rheem, A. O. Smith, State Industries and American Standard). Manufacturers of tank water heaters dominate the U.S. market, maintaining over 99% market share of residential water heater sales. The Company cannot predict the likelihood that it will take market share away from those manufacturers, or whether or how long it will take the Company to build up sales of its product. In addition, there can be no assurance that larger, more established companies with significantly more financial, technical, research, engineering, development and marketing resources; with established distribution networks and worldwide manufacturing capabilities; and with greater revenues and greater name recognition than the Company; will not develop competing systems and products which will surpass the Company’s business.

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

The new line of tankless water heaters designed by the Company do not utilize the Envirotech patent or technology related to the ESI-2000 product, and are constructed entirely using parts and operational methodologies distinct from the Envirotech ESI-2000 heater. The Company does not produce the ESI-2000 heater and believes all future water heaters will embody designs and technologies related to newly developed intellectual property of the Company’s research and design subsidiary Ion Tankless, Inc.

During the past year, based on newly developed technology, Skye has filed several applications for patents with the United States Patent and Trademark Office, and expects that a range of products using this new technology will replace the products previously manufactured by Envirotech. On May 16, 2006, the Company’s subsidiary, ION Tankless, Inc. received notice from the USPTO that the first such patent had been published as Patent No 7,046,922 for a Modular Tankless Water Heater. On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater, the core technology of the FORTIS™ tankless water heater. Additionally, ION has also been notified by the USPTO that ION’s patent covering the control technology used in the FORTIS™ product line has been allowed. Such patent will be published in due course subsequent to the payment by ION of regulatory and publication fees prescribed by the USPTO. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to Skye or ION, the Company believes that its applications are meritorious and will be granted at least in part. It is expected that further research and development undertaken by the Company through its subsidiary, ION Tankless, Inc., will result in the creation of new technologies, some of which may be patentable.

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

Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the high technology industry and difficulty in controlling hardware and software. The laws of other countries may afford us little or no effective protection for our intellectual property. We cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to: enforce our intellectual property rights; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business. There can be no assurance that competitors of the Company, some of which have substantially greater resources, will not obtain patents or other intellectual property protection that will restrict the Company’s ability to make and sell its products. If the Company were unsuccessful in protection of proprietary and intellectual property rights, it could have a material adverse effect on the Company's business, results of operations, financial condition and value, and forecasted financial results.

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

We plan to implement a cost reduction program in our business, which includes a transfer of portions of our manufacturing and assembly work from of existing United States operations to proposed operations in China or Mexico. In implementing this program, we may not be able to successfully consolidate management, operations, product lines, distribution networks, and manufacturing facilities, and we could experience a disruption in our inventory and product supply or in administrative services. In addition, we may not be able to complete this program without unexpected costs or delays, or the need for increased management time and effort. If we do not successfully implement this program on a timely basis, we will not achieve the planned operational efficiencies and cost savings, and there could be an adverse impact on ongoing relationships with our customers, all of which would impact our profitability.

Our results of operations may be negatively impacted by product liability lawsuits.

Our consumer products business exposes us to potential product liability risks that are inherent in the design, manufacture, and sale of our products in that business. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations, and cash flows.

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

Dilution.

The Company presently has 21,622,243 shares issued and outstanding. If the Company issues additional shares either outright or through any future options or warrants programs, or if it requires additional financing, further dilution in value and in the percentage ownership represented by the shareholder’s holdings will occur and the dilutive effect could be significant. Given that the Company has not achieved any meaningful product sales profitability as at the date of this report, it is likely that the Company will engage in future financings that will have a further significant dilutive effect.

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable. Although our current revenue model contemplates revenues from sale of products sufficient to break-even within nine to twelve months from the commencement of active FORTIS™ sales, there is no assurance that these revenues will occur. Because technology companies, even if successful, typically generate significant losses while they grow, we do not expect to generate profits for the foreseeable future, and we may never generate profits. In addition, we expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy. Our expenses will continue to increase as we: hire additional employees; pursue research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

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

 Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

Envirotech has been named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc., referred to herein as the “Seitz Patent Suit”). The Company is not affiliated with Envirotech of Texas, Inc. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Envirotech has engaged counsel to represent it in the matter. Management believes the suit is without merit and that Envirotech will prevail in the matter. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004, but the Court has allowed the plaintiff to re-open the Houston suit and a motion to that effect has been filed by the Plaintiff. The Company engaged the law firm of Hemingway & Hansen, LLP, Dallas, Texas, to defend it in this matter. On December 05, 2005, the Court issued a preliminary injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part (sic) any technology embodied in the Model ESI 2000 heater. The Company does not consider this injunction detrimental to its ongoing business activities as it had already discontinued production of the alleged offending product. The Seitz Patent Suit involves Envirotech and, except to the limited extent covered by the injunction and the discovery matters in connection with technology used in connection with FORTIS™ and Paradigm™, neither Skye nor any of its others subsidiaries are defendants/counter-plaintiffs in the matter.

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

Reliance on Management.

The Company has recently accepted the resignation of certain members of management and thus it does not have management in-place, capable of executing its business plan. In response, we have undertaken to recruit additional persons to key management positions, including finance and audit, sales, engineering and customer support. Should the Company be unsuccessful in recruiting persons to fill the key management positions or in the event any of these individuals should cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects. The officer and other key personnel, has an employment agreement with the Company, which contains provisions dealing with confidentiality of trade secrets, ownership of patents, copyrights and other work product, and non-competition. Nonetheless, there can be no assurance that these personnel will remain employed for the entire duration of the respective terms of such agreements or that any employee will not breach covenants and obligations owed to the Company.

In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with minority ownership interest rights to make decision that affect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Units unless such person is willing to entrust all aspects of the management of the Company to its officers and directors.

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

Regulatory Factors.

The Federal Government, a State Government, a Local Government or industry regulator could, at any time enact, repeal or change law in such a way as to eliminate, reduce or postpone certain advantages available to the water heater industry. In addition, possible future consumer legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities undertaken in connection with the business, the extent of which cannot be predicted. The exact affect of such legislation cannot be predicted until it is proposed. Additionally, much of the Company’s business is regulated by National, State and Municipal codes that affect the manner in which the Company’s products are installed and used. Although the Company strives to remain aware of existing practices around the United States, there can be no assurance that the Company becomes aware of any such changes in a timely fashion, or that one or more governing jurisdictions could make changes to such codes, the effect of which could be detrimental to the Company and its business in such jurisdictions.

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

Our business will suffer if the Company is unable to successfully manage any aspect of its growth.

Effects of Amortization Charges.

Our losses will be increased, or our earnings, if we have them in the future, will be reduced, by charges associated with our issuances of options. We have adopted the 2005 Stock Incentive for the benefit of our directors and employees and we may adopt future stock option plans that reserve additional shares for issuance thereunder. The options and restricted stock granted under such plan(s), may have exercise prices lower than the fair value of our common stock at the dates of grant. The total unearned stock-based compensation will be amortized as stock-based compensation expense in our consolidated financial statements over the vesting period of the applicable options or shares, generally five years in the case of options granted to employees and one year in the case of options granted to non-employee directors and restricted stock issued to employees. These types of charges may increase in the future. Future unearned stock-based compensation charges may also include potential additional charges associated with options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

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

Terms of subsequent financings may adversely impact your investment.

We will engage in common equity, debt, or preferred stock financings in the future. Your rights and the value of your investment in the common stock will be reduced. Interest on debt securities will increase costs and negatively impacts operating results. Shares of our preferred stock are likely to be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and likely more, favorable than the terms of your investment. Shares of common stock which we sell will, at some point, be sold into the market, which will likely adversely affect market price.

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

Our future will depend upon our ability to successfully develop and market innovative products in a rapidly changing technological environment. We will likely require significant capital to develop new technologies and products to meet changing customer demands that, in turn, may result in shortened product lifecycles. Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. As a result, we cannot assure you that we will successfully develop and market these new products; that the products we do develop and market will be well received by customers, or that we will realize a return on the capital expended to develop such products.

Our future operating results may fluctuate and cause the price of our common stock to decline, which could result in substantial losses for investors.

Our limited operating history and the lack of established products make it difficult to predict accurately our future operations. We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock will likely decline significantly. The factors that could cause our operating results to fluctuate include, but are not limited to:

•	ability to commercialize new products from ongoing research and development activities;
•	other third party advancements or developments in tankless water heating technology;
•	price and availability of alternative solutions for water heating systems;
•	availability and cost of technology, parts and components;
•	our ability to establish and maintain key relationships with distributors and industry partners;
•	the amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure;
•	our ability to effectively communicate with our shareholders;
•	general economic conditions and economic conditions specific to the cost of electricity and water; and
•	the ability to maintain a product margin on sales, given the early stage of our market for our products.

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

Our common stock is subject to regulations of the Securities and Exchange Commission relating to the market for penny stocks. These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market. Additionally, our common stock is currently quoted on the OTC Pink Sheets and not on a recognized exchange. Many investors are unwilling to purchase the securities of companies traded on such OTC markets, including the Pink Sheets.

We have incurred losses and may continue to incur losses in the future.

At September, 2006, our accumulated deficit was $11,934,879. We have not been able to generate enough sales to cover our expenses and have survived only by raising funds through the sale of debt and equity securities. We must continue to raise funds in the near future to survive. While management has been successful in the past in raising these funds, there is no assurance that management can continue to find investors to fund operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Future equity transactions, including exercise of options or warrants, could result in dilution.

From time to time, we sell restricted stock, warrants, and convertible debt to investors in private placements. Because the stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes is at or even lower than market prices. These transactions cause dilution to existing stockholders. Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to market. Exercise of in-the-money options and warrants will result in dilution to existing stockholders. The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved but this dilution could be significant.

Our future existence remains uncertain and the report of our auditors on our December 31, 2004 and 2005 financial statements contains a “going concern” qualification.

The report of the independent auditors on our financial statements for the years ended December 31, 2004 and 2005, includes an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations, require additional financing, and need to continue the development and marketing of our products. Ultimately we need to generate additional revenues and to attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will be able to attain profitable operations.

Our results of operations may be negatively impacted by product liability lawsuits.

Our residential water heater business exposes us to potential product liability risks that are inherent in the design, manufacture, and sale of our products in that business. Although the Company expects to obtain product liability insurance we do not currently maintain product liability insurance, and we cannot assure you that we will be able to obtain or maintain any such insurance on acceptable terms, or that such insurance, if obtained, will provide adequate protection against potential liabilities. The Company currently self-insures all product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations, and cash flows.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.

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

Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). The Company is not affiliated with Envirotech of Texas, Inc. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. The Company does not consider this preliminary injunction detrimental to its ongoing business activities, as it had already discontinued production of the alleged offending product. Trial in the Seitz Suit has been scheduled for February 2007. At a hearing on May 18, 2006, the Court directed that discovery be expanded to include the technology and products of Skye, including, specifically the FORTIS™ and Paradigm™ technologies. Envirotech and Skye intend to aggressively pursue this litigation to conclusion. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. Envirotech continues to aggressively defend the Seitz suit.

Unpaid Legal Fees. Subsequent to December 31, 2003, Envirotech has been named in five separate lawsuits for unpaid legal and consulting fees totaling $280,000. These include the Myers and Jenkins Suit and the Sensor Technologies Suit discussed below. On May 3, 2004, Envirotech settled one of these suits claiming fees of $112,500. In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under SEC Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech. The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement. In two of the other three suits judgments have been granted in the aggregate amount of approximately $155,500, both of which were stayed by the bankruptcy filing discussed above. The fourth suit is on behalf of a law firm that served as a contract arbitrator in Envirotech’s dispute with the Distributor noted above. With the dismissal of the Chapter 11 proceedings, the Company has received notice from the plaintiff that it intends to resume the suit, which seeks approximately $3,500 in fees.

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

ITEM 1.   LEGAL PROCEEDINGS - continued

Bankruptcy Proceedings. On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona. The filing of this Petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on the judgments. Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, Skye has not assumed any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement (see above). All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, were stayed during the pendency of the Bankruptcy Proceedings. Envirotech filed a Disclosure Statement and Plan of Reorganization on November 7, 2004 and the Court approved its request to submit the plan to the creditors for approval. The Plan, however, did not receive approval of the Court and Envirotech subsequently filed a Motion to Dismiss the Chapter 11 proceedings which was granted, with prejudice, on February 28, 2006. As a result of this dismissal, all claims and judgments of creditors of Envirotech may be renewed.

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

Shareholder Derivative Action. In May 2006 a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named as a nominal defendant and there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to former consultants to the Company, as well as prior issuances of stock to certain members of current management. Among other things the plaintiffs seek to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded that they return the shares to the Company. The parties have entered into a “standstill” arrangement in which the parties agreed to refrain from using their stock and voting rights in connection with proxy solicitations, shareholder consents, and the noticing of special shareholder meetings. The matter is currently pending. In addition to the foregoing claims, three of the defendants have demanded that the Company defend and indemnify them from the plaintiffs’ claims. The Company is currently contemplating filing counter-claims against certain of the plaintiffs in the action.

Delisting. Because the Company has been unable to file this report on a timely basis, including the grace period permitted by the NASD Over the Counter Bulletin Board (“OTCBB”), it has been delisted from the OTCBB. As a result, the Company’s securities now trade on the pink sheets. There is no assurance that the Company will be admitted to trade again on the OTCBB. Due to past delinquencies in its filings, the Company may be restricted from applying for listing on the OTCBB for at least a year.

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

In March 2006, the Company was served with a demand by Danial DeSade, acting on behalf of himself and certain other shareholders, purporting to represent shareholders of record holding in excess of 15% of the outstanding shares of the Company (collectively, the “Demand Shareholders”). The Demand Shareholders had signed authorizations giving Mr. DeSade the ostensible authority to demand that the Company permit an inspection of its books and records pursuant to relevant provisions of Nevada law. The Company’s Board of Directors denied such demand and took the position that the actions of Mr. DeSade, specifically, the solicitation of proxies, were in contravention of Federal Securities laws, and further, that the demand itself could not be supported under applicable Nevada law. Subsequently, in April 2006, Mr. DeSade, representing the Demand Shareholders, filed a petition in the U.S. District Court for the District of Nevada, case number 2:06-cv-00541-RLH-GWE, seeking an inspection of the Company’s financial and other records pursuant to Nevada corporate law. The Company believes the request was not properly made and contested that request. The complaint was dismissed on May 22, 2006, but the plaintiffs were granted leave to re-file the complaint if certain technical deficiencies were corrected.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Continued

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

At its meeting on May 11, 2006, the Board of Directors postponed the special shareholders’ meeting until a future date to be established after the Company had brought its SEC filings current. The Board did not evaluate whether the meeting was duly called, or whether the shareholder demand was in compliance with Federal Securities laws.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

(a)   Exhibits

31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification Pursuant to U.S.C. 18 Section 1350

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

SKYE INTERNATIONAL, INC.

Date: November 17, 2006	/s/ Ronald O. Abernathy
Ronald O. Abernathy
Title: Chief Executive Officer (Interim) and Chief Accounting Officer (Interim)