Form 10KSB
period 2006-12-31
SKYE INTERNATIONAL, INC
filed 2007-04-10
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

Commission File Number: 000-28083

SKYE INTERNATIONAL, INC.
(Exact name of small business issuer in its charter)

NEVADA	88-0362112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7650 E. Evans Road, Suite C Scottsdale, AZ 85260
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (480) 993-2300

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year. $167,984

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the issuer’s common stock as of December 31, 2006 was $3,233,626.

There were approximately 21,622,243 shares of the issuer’s common stock outstanding as of December 31, 2006 and the Company had approximately 415 shareholders of record on that date.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (Check one):  Yes☐  No ☒

SKYE INTERNATIONAL INC.
FOR THE FISCAL YEAR ENDED
December 31, 2006

Index to Report
on Form 10-KSB

PART I	Page(s)

Item 1.	Description of Business	5
Item 2.	Description of Property	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	17

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

Throughout this Form 10-KSB, references to “we”, “our”, “us”, “the Company”, and similar terms refer to SKYE International Inc. and its 100% owned Envirotech Systems Worldwide Inc., Valeo Industries Inc. and ION Tankless Inc.

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

Except as otherwise specified, all references herein to the “Company”, “we” our”, “us” refer to Skye and its wholly-owned subsidiaries, Envirotech, ION and Valeo. The business office of the Company is located at 7650 E. Evans Road, Suite C Scottsdale, Arizona 85260. The Company’s fiscal year ends on December 31.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

The filing of the petition with the Bankruptcy Court stayed all then-existing litigation, judgments and efforts to collect on judgments entered against Envirotech. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, Skye did not assume any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million, which are reflected in the consolidated financial statements. During the pendency of the Chapter 11 Proceedings, Envirotech continued selling its water heater products. Subsequently, in the first quarter of 2005, due to the lack of working capital and other factors, Envirotech ceased production of its products. The Chapter 11 Proceedings were dismissed by the Court, with prejudice, on February 28, 2006, at the request of Envirotech. In connection with incurring legal fees to the law firm of Jennings Strouss & Salmon, PLC (“JSS”), Envirotech granted a security interest in all of its tangible and intangible assets in 2001 and 2002, including its intellectual property (the “Envirotech Security”), to JSS (the “Senior Secured Creditor”). After Envirotech filed for bankruptcy as noted above, JSS sold its claim and the related security interests to Sundance Financial Corporation. On June 1, 2006 Sundance Financial Corporation entered into an agreement with the Company’s subsidiary, ION Tankless, in which it assigned the Envirotech Security to Ion Tankless, Inc. Because Envirotech has ceased operations, its only asset of any anticipated value is its intellectual property, including the patent as discussed above.

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

Valeo

Valeo was formed by Skye in January 2005 as a wholly-owned operating subsidiary. Valeo will license technology from ION and manufacture or contract for the manufacture of several lines of water heating products, as well as other products embodying ION patent technology. Valeo has leased approximately 28,000 square feet of industrial space and has begun to oversee the production and distribution of our two new product lines, FORTIS™ and Paradigm™ , that incorporate innovative technology not previously used in the water heating market. These new products, based on proprietary technology, are expected to serve as the foundation for the future growth of the Company.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Financing

The Company, after the acquisition of Envirotech, has met its financial needs through its limited operations, debt financing and through the sales and issuances of its securities. Since January, 2005, the Company has undertaken the following sales of non-registered securities in a series of private transactions:

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

•
During 2005, the Company also issued 50,000 shares in connection with Bridge Loan Financing arranged in January 2005, 252,357 registered shares and 400,000 unregistered shares for consulting, legal and other services rendered valued at $651,943, 524,500 unregistered shares as employee stock awards valued at $536,170, 920,578 unregistered shares to retire $515,725 in debt and associated interest.  In addition, between September 7, 2005 and December 15, 2005, the Company accepted subscriptions for 470,000 unregistered restricted shares at an average price of $.54 per share for a total of $275,000 and agreed to issue 20,000 shares for outside services rendered valued at $11,000.  With the exception of the registered shares, all shares issued were subject to the restrictions set forth in Section 144 of the Securities Exchange Act of 1933.

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

•
During the first nine months of 2006, the Company issued 205,000 shares for consulting and legal services valued at $230,753; 370,000 shares previously subscribed for cash in private placements; 412,902 shares to retire principal and interest on outstanding bridge loans; 1,814,260 shares in private placements for $655,000; 110,000 shares for legal fees valued at $48,000; 600,000 shares for consultants for fees valued at $330,000; 50,000 shares for investment banking fees and services valued at $17,500; 173,750 shares for employees in lieu of pay and for signing bonuses valued at $57,375.

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

•
Between July 15, 2006 and September 30, 2006 the Company accepted loans from five individuals totaling $100,000. On March 1, 2007 these loans were converted into Units being offered by the Company in connection with a private placement of convertible debt securities to accredited investors. The terms of the Units include: one restricted common share grant for each one dollar loaned to the Company, and a convertible one-year Note bearing interest at the rate of 12% per annum. Each Note is convertible, as to both principal and interest, at the discretion of the holder, into restricted common shares at any time and from time to time during the term of the Note at a floating rate derived by applying a 30% discount to the prevailing 10-day moving average of the company’s securities as quoted by Bloomberg Financial Services®. 100,000 shares of common stock will be issued to such persons as the stock grant of the private placement detailed above.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Business of the Company

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of an electronic, tankless water heater. The tankless water heater is small, easy to install and supplies virtually endless amounts of hot water with energy savings. The unit is a microprocessor controlled electric water heater contained in a compact unit, eliminating the space demands of conventional water heaters. It incorporates automatic, precise temperature controls. It saves energy, space, and water and is suitable to most areas of the U.S. and worldwide. Prior to the development of new technology, which is discussed later in this section, the Company was dependent upon the operations of Envirotech for its revenue. Beginning in 2004 and continuing throughout 2005, Envirotech’s production and sales steadily declined while the Company embarked on an aggressive research and development program to develop new technologies and products for the tankless water heater market. In January 2004, SKYE formed ION through which it has since conducted research and development on alternative heating technologies and products. SKYE has invested heavily in a concerted R&D program to develop new and innovative methods of heating water which has resulted in the filing of applications for several patents involving dozens of claims. As a result of the 20 month research and development program, several patents have been issued and other patent applications are pending, and new products have been developed and will be ready for limited production in mid-2007.

The Company has ceased to manufacture the ESI-2000 water heater line of products developed by Envirotech. Our FORTIS™   brand product line, which is expected to be delivered to the market during mid-2007, is the result of the R&D program discussed above. SKYE’s FORTIS™  series is scalable from 40 amps to 120 amps of heating power and is a microprocessor-controlled electric water heater contained in a compact unit, which is designed to operate in most any climate. SKYE’s new and innovative way of heating water for home and business is contained in a small and easy to install unit. Not only does it supply virtually endless amounts of hot water, but it also offers substantial energy savings to most users. The FORTIS™  series saves energy, space, water, and is suitable for most areas of the world. SKYE uses advanced technology and high quality parts in the construction of the FORTIS™  series, which provides reliability and longevity. Most anywhere hot water is now being used, SKYE’s electric instantaneous water heaters can likely perform the task more effectively than most other appliances. The FORTIS™  series will heat water only as long as you require hot water, and only at the temperature you desire. Electricity is only used when heated water is required, therefore the cost of heating water could be calculated to be reduced by as much as 20% - 40%. Because the FORTIS™ series is compact it can be easily installed close to where hot water is being used, and it is ideal for hotels, motels, apartments, and homes where space is at a premium. SKYE believes its FORTIS™ series heaters offers one of the most efficient solutions for on-demand endless hot water available today.

The Company has expended considerable efforts in working with its contract manufacturer, Jabil Circuit, Inc., in order to begin the production of the FORTIS™  line of products. The Company expects that the first FORTIS™  units will be produced in 2007 with sales and delivery to also commence sometime thereafter. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. Once the production and processes have stabilized the Company anticipates that it will seek to move production of the FORTIS™  to a lower cost center in Mexico or China in order to gain additional margin.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Additionally, the Company has continued to focus development efforts on the commercialization of its new Paradigm™  technology. Although we have been very excited about the functionality that the Paradigm™   technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently negotiating with a critical supplier to jointly complete the engineering and commercialization process, and then subsequently the engineering for manufacturing phase. In the event we are successful in concluding a strategic relationship in this regard the Company expects that it will have first delivery of product utilizing the Paradigm™  technology by late 2007 or early 2008. As we have not yet completed our negotiations there can be no assurance that we will finalize any such agreement, or if we do finalize the agreement, that we will be successful in the completion of a commercialized product for distribution within a reasonable period of time.

We have expended considerable efforts to develop a sales and distribution network in the United States and beyond. We have chosen to sell our products through wholesale distribution utilizing manufacturer’s representatives. As of December 31, 2006, we have appointed a total of 17 manufacturer representatives covering a total of 28 States. We are currently negotiating for the appointment of additional representatives in other US States, as well as Canada and Mexico. We expect that we will complete the appointment of representatives in States across the United States by the end of 2007.

The Marketplace for Tankless Water Heaters.

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

Extensive study of the tankless water heater market and strategies for penetrating that market show that:

•	The water heater replacement market continues to grow and is over 10 million units annually.
•	Government tax credits and sale incentives for energy efficiency are increasing.
•	New home sales and home improvement spending are increasing.
•	As incentives from energy companies beginning to enter the competitive market place, utility de-regulation offers an opportunity for manufacturers of energy saving appliances.
•	The market for tankless water heaters is expected to grow in excess of 60% in 2006.

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

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

One of the significant barriers to the entry of an electric tankless unit has been the inability of an electrically powered unit to generate enough heated water flow for the average U.S. household. SKYE’s FORTIS™  product addresses this problem by incorporating a “multi-pass” heating technology that keeps incoming water in contact with a large heating surface for a longer time period of time when compared to many other electric models. The greater contact with a larger heating surface results in the ability to produce greater volumes of heated water because of the added operating efficiency of the product. This new level of functionality afforded by SKYE’s patented technology we believe will give SKYE a competitive advantage over many other electrically powered tankless water heaters, and for the first time provide what SKYE believes to be a truly viable alternative for the consumer that demands higher flows of heated water.

Product Overview

The Company has developed two series of what it believes will be the world’s most advanced, efficient and reliable electric tankless water heaters - FORTIS™  and Paradigm™. The FORTIS™  series has substantially all metal construction and features a bright LCD display for ease of use. The units also offer up to six remote controls for home automation, programmable processor to allow easy installation of the latest software, a modular design for ease of expansion of heating capacity, easy replacement of immersion elements, and industry-standard non-proprietary components for cost-effective part replacement.

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

The FORTIS™  Series.

SKYE expects to offer five power models of the FORTIS™  unit, with different combinations of heating elements. The Company believes all models have the following characteristics:

•  304 series stainless steel housing
•  paddle wheel flow sensor that can be cleaned if necessary
•  solid aluminum heating chamber coated to prevent mineralization build-up
•  Incoloy® sheathed immersion heating elements for longevity

ITEM 1. DESCRIPTION OF BUSINESS - continued

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

The Paradigm™  Series

The Paradigm™  series water heaters heat water using new technology never before used in heating water in a residential appliance. Essentially, instead of putting the heater in the water, the Paradigm™  series water heaters put the water through the heater. The Paradigm™  series is currently in the final engineering and design phase with expected engineering for manufacturing to follow.

The Paradigm™  technology will offer virtually instantaneous hot water, and is extremely efficient. The Paradigm™  series can heat water over 100° F in only seconds. The Paradigm™  technology is even more energy efficient than FORTIS™. Like FORTIS™, Paradigm™  requires no tank. In Paradigm™,  there is no impediment in the water flow, whatsoever, so it does not need an external cleaning system. Paradigm™  technology provides virtually instantaneous heat response upon demand.

Included in the Paradigm™  series of heaters is a whole house, point-of-use and under-the-sink tankless water heater. Moreover, the Company believes that this smaller unit will find a market much larger than the whole-house unit and that the volume of smaller units will likely exceed the whole-house units.

Product Development and Production Status - March 30, 2007

FORTIS™. SKYE is completing the final controller design of the FORTIS™  series of products at the present time and, when completed, anticipates the ability to deliver saleable volumes of FORTIS™  product in 2007. Jabil Circuit has agreed to manufacture the first run of product at its Tempe, Arizona facility. Once the design of the FORTIS™  has stabilized and larger production volumes are achieved, Jabil expects that manufacturing of product will be moved off-shore to lower cost centers.

Paradigm™. SKYE is engaged in the design phase and engineering for manufacturing phase for a line of point-of-use and whole-house water heaters. Once this engineering phase is complete, SKYE intends to seek the approvals noted below and anticipates that initial production will likely commence in 2007 with market introduction likely in late 2007 or early 2008. SKYE is currently in negotiations with key suppliers to establish strategic relationships with certain component vendors that may be able to assist in reducing the time to market.

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

Governmental Approvals, Effect of Regulations. All of SKYE’s products are currently being tested to ensure compliance with applicable code requirements. Additionally, SKYE is submitting its products for testing and/or approval by the following agencies:

• UL/CUL
• NSF
• IAPMO/UPC

Consumer safety, building, electric and plumbing codes are in a constant state of change and thus SKYE is always subject to the potentially negative impacts of any adverse legislation. SKYE is not currently aware of any pending legislation that will adversely affect the ability of SKYE to conduct its business.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Sales and Distribution

Because tankless water heaters are still relatively new in the U.S., SKYE has determined it will use wholesale distribution through appointed manufacturer’s representatives to enter the market place. As consumer knowledge of tankless is still quite low, SKYE believes that a “push” style distribution through wholesale distribution is needed. Utilizing the resources of wholesalers to make sales calls and stock inventory locally will help to reduce initial capital needs and expedite a broader distribution network. To date, SKYE has appointed manufacturer’s representatives in 28 states and expects that it will continue to appoint more representatives over the balance of 2007, including manufacturer’s representatives in Canada and Mexico.

The wholesale distribution model is favored by SKYE because, among other reasons, according to the 2004 Frost & Sullivan report, over 60% of plumbing sales are made by wholesale distributors. Many of the wholesale distributors add value to SKYE’s distribution because, in addition to providing the local sales and installation force, they also are able to inventory both units and parts. As awareness of tankless grows, a local presence is essential to convert home building, architects and other key decision makers to adopt tankless technology.

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

Manufacturing

On February 15, 2006, SKYE entered into a Manufacturing Services Agreement with Jabil Circuit, Inc. (“Jabil”) pursuant to which Jabil has agreed to manufacture certain components and to assemble SKYE’s tankless water heater products as specified by SKYE from time to time. The agreement has an effective date of January 30, 2006. SKYE anticipates that Jabil will become SKYE’s primary manufacturer and is currently completing the engineering for manufacturing. Additionally, SKYE is also actively negotiating with critical suppliers to quality them to supply Paradigm™  components, as well as potentially expedite the earlier market availability of products utilizing the new Paradigm™  technology.

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

During the past two years, based on newly developed technology, ION has filed several applications for patents with the United States Patent and Trademark Office, and expects the products offered using this new technology to replace the products previously manufactured by Envirotech. All persons deemed inventors have executed written assignments to ION of proprietary and intellectual property rights relating to the inventions forming the basis of the various applications for patents and the attendant research and development. In November 2005, the Company received notice from the USPTO that the first such patent request has been allowed, which was issued on May 16, 2006 as US Patent No. 7,046,922. On August 8, 2006, the USPTO issued a method patent No, 7,088,915 to ION on the Company’s modular tankless water heater technology. On January 16, 2007, the Company was advised that its wholly owned subsidiary, ION Tankless, Inc., received US Patent No. 7,164,851 entitled "Modular Tankless Water Heater Control Circuitry and Method of Operation" as issued and published by the United States Patent and Trademark Office. Additionally, ION has further been notified that another patent has been allowed in connection with its thick film on steel heating technology developed in connection with the Paradigm research initiative. SKYE expects that such patent will be published in due course. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to SKYE or ION, the Company believes that its applications are meritorious and will be granted at least in part.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Materials and Principal Suppliers.

SKYE has retained Jabil Circuit, Inc. to manufacture its products, and, as such, is heavily dependent upon Jabil to perform satisfactorily so as to ensure the availability of product for sale. Jabil is required to buy components for SKYE’s products from the market at large, as well as from an approved list of suppliers, including Siemens, AG (electrical components), Lake Monitors (flow sensors), Tru-Heat (heating elements), Hydro Aluminum (extruded heating chamber), and Arnold Bros. (stainless steel sheet metal and components). Although limited production experience has been obtained, SKYE is satisfied that Jabil has the necessary experience to avoid supplier delivery problems. In order to avoid losses associated with lack of production components, SKYE has worked closely with Jabil to identify suppliers that have traditionally performed well in addition to ensuring that multiple suppliers for most components are available. With the exception of certain proprietary components manufactured by Jabil, and the preferred vendors noted above, the balance of components are readily available from a variety of sources both domestically and internationally. SKYE is satisfied that it and Jabil have adequately planned to avoid production disruption resulting from a breakdown in its supply chain.

Research and Development

The Company conducts all of its research and development activities through ION. All employees, contractors and consultants engaged in the research and development process by ION were required to execute non-disclosure, non-competition agreements covering the subject, scope and work product of the program. The Company expended approximately $26,878 in 2006 and $450,000 in 2005 on research and development.
Employees

At December 31, 2006, Skye had two full-time employees. Additionally, the Company retained the services of consulting professionals to provide on-going management, legal, accounting and engineering research and development work. The Company anticipates adding several full time employees in the near future in management and for administrative and technical support. Additional employees are expected to be engaged as revenues from operations permit.

Dependence on Major Customer

Skye expects to commence the wholesale introduction of its products sometime during the second quarter 2007 or later. It has not developed a dependence upon any single customer or group of customers. By necessity, initial sales of Skye’s products may be concentrated with certain distributors or retailers until a broader distribution network can be achieved. Skye will monitor its sales and distribution activities closely to avoid such reliances.

Costs of Environmental Compliance

Because Skye does not manufacture any of its products, it does not anticipate incurring material costs related to environmental compliance, which is the responsibility of the manufacturer.

Recent Developments

•	On August 8, 2006, the USPTO issued a method patent No, 7,088,915 to ION on the modular tankless water heater.

•
On January 5, 2007, the Company was advised that its securities had been cleared by the compliance unit of the National Association of Securities Dealers ("NASD") for quotation on the OTC Bulletin Board.  Accordingly, the Company commenced trading on the OTCBB under the trading symbol SKYY effective on the opening on January 8, 2007.

 ITEM 1. DESCRIPTION OF BUSINESS - continued

•	On January 16, 2007, the Company was advised that its wholly owned subsidiary, ION, received US Patent No. 7,164,851 entitled "Modular Tankless Water Heater Control Circuitry and Method of Operation".

•
ION also received notice of patent allowance for its thick film on steel heating technology developed during the Paradigm research initiative. SKYE expects that such patent will be published in due course.

•
On January 19, 2007, legal counsel on behalf of the Company filed, in the United States District Court for the District of Arizona, the Registrant's Response and Counterclaims to that certain derivative lawsuit filed as case No.: 2:06-CV-1291. The Registrant's Response and Counterclaim was filed against JEFFREY M. STEBBINS, CORBIN T. JONES, DAN DE SADE, BRODY HANNSEN, LEON SLADE, and DWAIN MENDENHALL, as Counterclaim Defendants and TIMES SECURITIES, INC., a California corporation; JEFFREY M. STEBBINS and JULIANE A. STEBBINS, husband and wife; CORBIN T.JONES and CHELSEA JONES, husband and wife; STEPHANIE CHOOI, an individual; TARA LEWIS, an individual; MICHAEL STEBBINS, an individual; ERIC STEBBINS, an individual; DAN DE SADE, an individual; WILLIAM PAPAZIAN and MADELINE PAPAZIAN, husband and wife; SPINELLI CORPORATION, an Arizona corporation, as Additional Counterclaim Defendants. The Counterclaims by the Registrant against these other individuals and entities include claims for Fraud, Federal RICO Violations, Breach of Fiduciary Duty, Breach of Confidentiality Obligations, Misappropriation, Breach of Contract (Financing), Negligent Misrepresentation, Tortious Interference, Injurious Falsehood, Illegal Takeover of Skye, Defamation, State Racketeering Violations, Unauthorized Sale of Restricted Securities, Formation of Group, Breach of Contract (Non-Compete), Abuse of Process and Malicious Prosecution. The Counterclaim was amended on January 29, 2007.

•	On January 19, 2007 the Company issued a President’s letter to shareholders providing shareholders with an update of events in 2006 and an outlook for 2007.

•
On January 30, 2007, the Board of Directors of the Registrant filled two vacancies on the Board with the election of Mr. Perry Logan and Mr. Ted Marek. Both Mr. Logan and Mr. Marek will serve as directors until the next Annual General Meeting of the Registrant's shareholders. Mr. Logan and Mr. Marek were also appointed to serve as independent Directors on the Company's Audit Committee and Corporate Governance Committee and will serve in such capacity until the next Annual General Meeting of shareholders.

•	On February 5, 2007, the Board of Directors ratified and reaffirmed the consulting agreements previously entered into with Sundance Financial Corp., Digital Crossing and Gregg C. Johnson.

ITEM 2. DESCRIPTION OF PROPERTY

At December 31, 2006, the Company owned no real property.

Effective August 31, 2006, Skye acquired, and on the same day sold, its former offices located at 7150 W. Erie St., Chandler AZ 85226 to a third party for net proceeds to Skye of $75,000. Since September 1, 2006, until the date of this report, the Company has sub-leased office space, at a no-cost basis, located at 7650 E. Evans Road, Suite C, Scottsdale, AZ 85260 from Studio One Entertainment Inc.

Skye is actively seeking to lease new office and warehouse facilities for its growing business. Skye currently plans to locate its facilities in either Tempe or Scottsdale, AZ ,and it hopes to conclude lease arrangements and complete its move to a new facility sometime during the second quarter of 2007.

Investments

The Company uses available capital to fund its current operating expenses and product research and development. Accordingly, it does not have a long-term investment plan. Short-term investments are invested in bank deposits and other liquid secure investments.

ITEM 3. LEGAL PROCEEDINGS.

The Company is currently engaged in a significant amount of costly and burdensome litigation, including:

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

Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc., the “Seitz Suit”). The Company is not directly affiliated with Envirotech of Texas, Inc., which was a distributor of Envirotech’s products. The suit alleges that Envirotech infringed patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the discovery process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including SKYE, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. At a hearing on May 18, 2006, the Court directed that discovery be expanded to include the technology and products of SKYE, including, specifically the FORTIS™  and Paradigm™  technologies. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. At a subsequent hearing on February 28, 2007, the Court indicated that it would reconsider and modify the wording on the scope of the preliminary injunction. Additionally, the Court allowed Seitz to amend his complaint. Seitz filed his amended complaint attempting to expand the complaint to also cover Skye, Valeo and the FORTIS™  product. Skye and Valeo have filed motions to dismiss this amended complaint, and Envirotech has filed a ten count counterclaim against Seitz. Envirotech continues to aggressively defend the Seitz suit and will pursue this litigation to conclusion.

Unpaid Fees. Subsequent to December 31, 2003, Envirotech has been named in five separate lawsuits for unpaid legal and consulting fees totaling $280,000. These include the Myers and Jenkins Suit and the Sensor Technologies Suit discussed below. On May 3, 2004, Envirotech settled one of these suits claiming fees of $112,500. In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under SEC Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech. The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement. In two of the other three suits judgments have been granted in the aggregate amount of approximately $155,500, both of which were stayed by the bankruptcy filing discussed above. The fourth suit is on behalf of a law firm that served as a contract arbitrator in Envirotech’s dispute with the Distributor noted above. With the dismissal of the Chapter 11 proceedings, the Company has received notice from the plaintiff that it intends to resume the suit, which seeks approximately $3,500 in fees.

Myers and Jenkins Suit. On May 24, 2006, Envirotech was served with a Motion for Entry of Default in connection with an action filed in Arizona Superior Court, case number CV-2006-003671 by Envirotech’s prior legal counsel, Myers and Jenkins. The motion seeks judgment for the payment of the principal sum of $103,830, together with interest and costs. Envirotech has not defended the action.

ITEM 3. LEGAL PROCEEDINGS - continued

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

Bankruptcy Proceedings. On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona. The filing of this Petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on the judgments. Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, SKYE has not assumed any liability for the Obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement (see above). All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, were stayed during the pendency of the Bankruptcy Proceedings. Envirotech filed a Disclosure Statement and Plan of Reorganization on November 7, 2004 and the Court approved its request to submit the plan to the creditors for approval. The Plan, however, did not receive approval of the Court and Envirotech subsequently filed a Motion to Dismiss the Chapter 11 proceedings which was granted, with prejudice, on February 28, 2006. As a result of this dismissal, all claims and judgments of creditors of Envirotech are likely to be renewed.

Shareholder Inspection Claim. In April 2006 a shareholder purporting to have obtained consent from at least 15% of the Company’s shareholders filed a lawsuit in the United States District Court for the District of Nevada (Case No. 2:06-CV-0541-RLH-GWF) seeking inspection of the Company’s books and records pursuant to Nevada corporate law. The Court denied plaintiff’s initial request. The Company has asserted several counterclaims against the plaintiff for tortious conduct and for abuse of the legal process in connection with the lawsuit. The complaint was dismissed by the Court on May 22, 2006, but the plaintiffs were granted leave to re-file the complaint if certain technical deficiencies are corrected. The matter is currently pending.

Shareholder Derivative Action. In May 2006 a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named as a nominal defendant and there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to former consultants to the Company, as well as prior issuances of stock to certain members of current management. Among other things the plaintiffs seek to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded that they return the shares to the Company. The costs likely to be incurred by the Company in connection with such indemnities will be significant. The Company has filed extensive counter and cross-claims. The matter is currently pending and the Company is awaiting a decision of the Court after the TRO hearing on February 21 & 22, 2007.

Berry-Shino Claim. The Company has on several occasions during the past three years utilized the services of Berry-Shino Securities, Inc., Scottsdale, Arizona, in raising various forms of financing to further its business plan and operations. In the course of each of these engagements, the Company has paid Berry-Shino various fees and expenses and has issued a certain number of shares of its Common Stock to Berry-Shino. The Company has received correspondence from Berry-Shino stating that it believes it is entitled to be issued an additional 456,500 shares of Common Stock as additional consideration for its services. The Company is currently negotiating a settlement of this matter directly with Berry-Shino.

ITEM 3. LEGAL PROCEEDINGS - continued

Pending Arbitrations. The Company is party to two separate arbitrations. The first matter involves Skye and Lawrence K. White in an action first filed in Arizona State Court and later removed to arbitration. Mr. White seeks payment to him of fees in the amount of approximately $7,000, and punitive and other damages in an amount totalling approximately $100,000 in a matter related to certain accounting consulting services rendered to Skye in 2006. The second matter involves Skye and its former independent auditors, Semple & Cooper, LLP relating to unpaid audit and accounting fees in the amount of approximately $39,000. The Company intends to vigorously defend both actions and may file counterclaims in either or both actions. Both matters are pending and arbitrations are expected to be held before the end of the third quarter 2007.

Claim by Director William Papazian for Legal Defense and Indemnity. The Company is a party to an action seeking to require Skye to both “defend” and “indemnify” Director William Papazian from and against costs and liabilities arising in connection with a counterclaim filed by Skye against Mr. Papazian in connection with the Shareholder Derivative Action described above. Though filed by Mr. Papazian in Arizona State Court, the lawsuit has been removed to the jurisdiction of the Federal District Court. The Company seeks an interjudicial transfer of the matter to Federal Judge Roslyn O. Silver, the Judge hearing the Shareholder Derivative Action. The Company’s motion is being opposed by Mr. Papazian and the matter remains pending.

Quick & Confidential Claim. On January 23, 2007, Skye was served with a complaint filed in Arizona State Court by Quick & Confidential Inc. who seeks the payment of fees to it in the amount of approximately $13,000 in connection with legal copying services. The Company intends to seek a settlement of this matter.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Company nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March 2006, the Company was served with a demand by Danial DeSade, acting on behalf of himself and certain other shareholders, purporting to represent shareholders of record holding in excess of 15% of the outstanding shares of the Company (collectively, the “Demand Shareholders”). The Demand Shareholders had signed authorizations giving Mr. DeSade the authority to demand that the Company permit an inspection of its books and records pursuant to relevant provisions of Nevada law. The Company’s Board of Directors denied such demand and took the position that the actions of Mr. DeSade, specifically, the solicitation of proxies, were in contravention of Federal Securities laws, and further, that the demand itself could not be supported under applicable Nevada law. Subsequently, in April 2006, Mr. DeSade, representing the Demand Shareholders, filed a petition in the U.S. District Court for the District of Nevada, case number 2:06-cv-00541-RLH-GWE, seeking an inspection of the Company’s financial and other records pursuant to Nevada law. The Company believes the request was not properly made and contested that request. The complaint was dismissed on May 22, 2006, but the plaintiffs were granted leave to re-file the complaint if certain technical deficiencies are corrected.

On April 20, 2006, the President of the Company, acting pursuant to Article II section 2 of the Company’s By-laws, having received a demand of shareholders holding in excess of 15% of the issued and outstanding shares of the Registrant, called a Special Meeting of the common shareholders of the Company that was to be held on May 31, 2006. The purpose of the special meeting was to:

a.	To elect directors of the Company to hold office until the succeeding Annual General Meeting of Shareholders.

b.	To transact such other business as may properly come before the Meeting or any adjournment or adjournments thereof.

At its meeting on May 11, 2006, the Board of Directors postponed the Special Shareholders’ Meeting until a future date that was to be established after the Company had brought its SEC filings current. The Board did not evaluate whether the Special Shareholders Meeting was duly called.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - continued

The Board has not, as of the date of this report, set a date to reconvene the postponed Special Shareholders Meeting, nor has the Company taken any other actions in the furtherance of such Special Shareholders’ Meeting or any other meeting of shareholders for any purpose.

The Company expects that it will cancel the Special Shareholders Meeting in lieu of a combined Annual and Special Meeting of Shareholders at a future date to be determined by the Board of Directors once the Company has received the decision of the Court in the Shareholder Derivative Action, all as more fully described under “Item 3 - Legal Proceedings” above.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

Except as otherwise disclosed, Skye’s common stock has been traded on the NASD Over the Counter Bulletin Board since 1998 under various symbols, including:

CRRZ - 1998 to December 12, 2002
ELUT - December 12, 2002 to July 25, 2003
TSYW - July 25, 2003 to November 11, 2005
SKYY - November 11, 2005 to May 19, 2006
SKYYE - May 19, 2006 to June 5, 2006
SKYY -June 5, 2006 to January 8, 2007 (as traded on the Pink Sheets)
SKYY - January 8, 2007 to present

The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2006	High	Low

Quarter Ended December 31, 2006	$0.35	$0.16
Quarter Ended September 30, 2006	0.60	0.25
Quarter Ended June 30, 2006	0.96	0.40
Quarter Ended March 31, 2006	1.25	0.41

For the Fiscal Year Ending on December 31, 2005	High	Low

Quarter Ended December 31, 2005	$1.12	$0.62
Quarter Ended September 30, 2005	1.40	0.66
Quarter Ended June 30, 2005	1.05	0.57
Quarter Ended March 31, 2005	1.40	0.75

For the Fiscal Year Ending on December 31, 2004	High	Low

Quarter Ended December 31, 2004	$0.91	$0.88
Quarter Ended September 30, 2004	0.73	0.73
Quarter Ended June 30, 2004	0.80	0.65
Quarter Ended March 31, 2004	1.05	1.20

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - continued

Holders of Common Equity

As of December 31, 2006, there were approximately 415 shareholders of record of the Registrant’s Common Stock and there were approximately 21,622,243 shares of Common Stock issued and outstanding.

Dividends

Skye has not declared or paid a cash dividend to stockholders since it became a “C” corporation. The Board of Directors presently intends to retain any earnings to finance the Company’s operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company’s earnings, capital requirements and other factors.

Equity Compensation Plans

As of December 31, 2006 our equity compensation plans were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	900,000	$0.53	N/A
Total	900,000	$0.53	N/A
(1) Excluding securities reflected in column (a)

The Company has granted options to (1) Sundance Financial Corp., and Digital Crossing, LLC, to purchase 300,000 shares each of common stock at an exercise price of $0.50 per share. The option may be exercised, in whole or in part, at any time within a ten-year period beginning February 11, 2004 and ending February 11, 2014. The options are fully exercisable as of the grant date, February 11, 2004, and require that the exercise price be paid in cash. The number of shares purchasable upon exercise of the option are subject to certain adjustments, and in certain circumstances the price per share may also be adjusted. The grantees have unlimited piggy-back registration rights to have shares purchased pursuant to the option included in any registration statement filed by the Company. Copies of the Option Agreements with Sundance and Digital Crossing, and amendments thereto, are attached as Exhibits 99.3 and 99.4, respectively, of the Company’s Form 10-KSB filed for the period ended December 31, 2005. The Company has also granted options to each Director and Ronald O. Abernathy, to each purchase 50,000 shares of common stock at an exercise price of $0.50 per share, and to its Chairman to purchase 150,000 shares at an exercise price of $0.50 per share. The options may be exercised, in whole or in part, at any time within a five-year period beginning September 8, 2006 and ending September 7, 2012. The options are fully exercisable as of the grant date, and require that the exercise price be paid in cash. The grantees have unlimited piggy-back registration rights to have shares purchased pursuant to the option included in any registration statement filed by the Company.

Changes in Control

The Company is not aware of any arrangements which may result in a change in control of the Company. The stipulated agreement among the parties noted in “Item 3. Legal Proceedings, Shareholder Derivative Action” above prevents the Company from implementing the terms of the shareholder consent referred to in “Item 4 - Submission Of Matters to a Vote Of Security Holders” above.

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

Plan of Operation.

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of electronic, tankless water heaters. Previously the Company produced, marketed and sold its electronic tankless water heater products directly through the internet. The Fortis™  and Paradigm™  units, and future products, however, will be sold primarily through manufacturer’s representatives in the wholesale market.

Liquidity and Capital Resources.

As of December 31, 2006, the Company’s only prior source of established revenue was from the sales of the ESI-2000 product through its subsidiary, Envirotech. However, the ESI-2000 product line was discontinued in 2005 and thus the Company has no establish source of revenue as at December 31, 2006 or the date of this Report. Future revenues are expected to derive from the sale of the FORTIS™ and Paradigm™ series of water heating products, and later, from additional consumer lifestyle products the Company expects to manufacture and sell. The consolidated financial statements for the Company disclosed that the Company has working capital deficiency of $3,185,116, and has accumulated losses of $12,527,800. The Company will require additional funding for continued operations, and will therefore be dependent upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales.  We expect to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively. If the Company cannot obtain needed funds, the Company may be forced to curtail or cease its activities. If additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership in the Company and this dilutive effect may be substantial. The Company has no commitments or plans for any additional funding at the present time. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which will have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business.

Executive Summary

 The Company’s business is the design production, marketing and sale of value-added consumer appliances. Skye’s premier consumer product is the FORTIS ™,  a new series of electric instantaneous water heater. Skye will market the FORTIS ™  tankless water heater which it believes: (i) maintains a pre-determined water temperature (ii) conserves water (by installing the electronic tankless water heater close to the use point or by heating water at the tap, rather than drawing cold water before the hot water travels from a tank to the tap) (iii) conserves energy (by heating water only when it is needed) (iv) has a greater life span than most other water heaters (v) to be competitive with the purchase price of other water heaters, (vi) saves space, and (vii) is powerful and versatile (for example, making the heater able to heat water for an entire house in most any climate). On the heels of FORTIS™  will be a new technology that Skye refers to as Paradigm™. This technology ushers in an entirely new method of heating water that is both fast and extremely efficient. The primary application for the Paradigm™  technology will be for the point-of-use instantaneous heating market. Skye is currently working to commercialize this technology into a suite of products that can be used in homes across North America.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Once FORTIS™  (and later Paradigm™) is ready for commercial production and distribution, likely during the second quarter of 2007, the Company’s success will be dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling tankless water heating devices to home builders and the wholesale plumbing trade. The Company is unable to provide forecasts as to the amount of product it anticipates selling. As of March 30, 2007, the Company has contracts with twelve (15) U.S. manufacturers’ representative groups with operations in 28 States. The major terms of the contracts are: (a) distributors receive a graduated discount based on volume with the greatest discount being 35%, and 10% commissions to manufacturer’s representatives; (b) non-exclusive territories; (c) termination upon 30 day notice and; (d) no maximum purchase requirements and sales goals to be mutually agreed, or in default, $1,000,000 per territory. The Company is currently training all its U.S. distributors and manufacturers representatives in the use of its products.

Going Forward

The Company has expended considerable efforts in working with its contract manufacturer, Jabil Circuit, Inc., in order to begin the production of the FORTIS™  line of products. As of March 30, 2007, much of the prepatory work to commence production has been completed and Jabil has completed the manufacturing work cell to commence production. The Company expects that the first FORTIS™  units will be produced during the second quarter of 2007 with sales and delivery to also commence during such period. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. Once the production and processes have stabilized the Company anticipates that it will seek to move production of the FORTIS™  to a lower cost center in Mexico or China in order to gain additional margin.

The Company has also continued to focus development efforts on the commercialization of its new Paradigm™  technology. Although we have been very excited about the functionality that the Paradigm™  technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently in final negotiations with a critical supplier to (i) jointly complete the engineering and commercialization process, and then (ii) engage in an engineering for manufacturing phase. In the event we are successful in concluding a strategic relationship in this regard, the Company expects that it will have first delivery of product utilizing the Paradigm™  technology by the end of 2007. As we have not yet completed our negotiations there can be no assurance that we will finalize any such agreement, or if we do finalize the agreement, that we will be successful in developing a commercialized product for distribution within a reasonable period of time.

Access to capital remains one of the most pressing considerations for the Company. Although we were successful in concluding a $600,000 non-brokered private placement in April 2006, and a further $100,000 as of September 30, 2006, such funds were not sufficient to provide adequate working capital to meet the needs of the Company beyond the beginning of the third quarter 2006. As such, the Company expects to be working diligently to access additional funding likely by way of further private placements of equity. We have commenced negotiations with several parties with a view to completing further private placements to fund our business strategy, but to date we have not yet concluded any such arrangement. Our business strategy will require us to raise in excess of $2 million over the next 12 month period in order to fully execute our current business plan. There can be no assurance that we will be able to raise such additional funding by way of either new debt or equity, and in the event we are unable to raise the funds necessary to fund our business plan it will be necessary to curtail such plans and this could have a detrimental impact on our business. Management believes that, in order to properly exploit the introduction of both the FORTIS™  and Paradigm™  technologies, it will be necessary that we be positioned not only as a quality supplier of products, but that we also be able to supply a sufficient volume of product to meet wholesale demand. We believe that, relative to the wholesale market, there is a very high expectation that product be available in a timely fashion when ordered. In order to meet this expectation we must be capable of not only producing our products in sufficient volume, but holding quantities of product in inventory as well. These things all require capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Over the balance of the year we will continue to focus our efforts on initiating production of the FORTIS™  product line and in getting it into the market to be sold. We will continue to develop our markets and train installers and field service personnel in cooperation with our appointed manufacturer’s representatives. This is no small task and it will require a significant effort on the part of our existing staff, as well as new staff that must be hired in order to provide sales and customer service to the field. We will also focus our efforts on completing the Paradigm™  technology and we are challenged by the opportunity to introduce this powerful technology to the US marketplace. While Paradigm™  will require a significant investment of time and capital in order to yield a line of marketable products, we are confident that products based on this technology will be amongst the most efficient and technologically advanced in the market. Many challenges remain and Skye’s Board, Management and Staff are committed to the challenge.

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

Comparison of the Years Ended December 31, 2006 and 2005

Revenues.

Revenue decreased by $33,467 or 3% to $167,984 for 2006 compared to $172,424 for 2005. The decrease was attributable to a suspension of product sales due to the unavailability of product arising from both the lack of working capital, as well as the preliminary injunction granted in December 2005 prohibiting the further sales of the Envirotech ESI-2000 product line. Income in 2006 is attributable to the purchase by the parent company of debt of a subsidiary at substantial discount and the sale of its position with respect to the facilities the Company occupied in Chandler, Arizona.

Cost of Goods Sold and Gross Margin.

With the discontinuance of sales of the ESI-2000, Cost of Goods Sold decreased from $172,651 for 2005 to $28,357 in 2006.

General and Administrative Expenses.

Legal and Professional costs, which includes fees paid to outside consultants for management services, decreased significantly in 2006 to $1,772,479 as compared to $2,032,825 in 2005. The decrease is mostly attributable to the valuation accounting relative to shares paid to certain consultants for services rendered during 2006, and reduced expenses incurred in patent fees, but offset to some extent by on-going litigation costs. Advertising/Marketing Expenses increased to $131,323 in 2005 as compared to $44,147 in 2005. General and Administrative (G&A) expenses decreased by $666,410, 53%, to $586,619 in 2006 as compared to $1,253,029 for 2005 due to a reduction in staff and the Company’s move from its Chandler, Arizona facility. The Company incurred non-cash charges in the amount of $684,127 for the value of stock grants to employees, key consultants and for the value of stock granted to a new consultant which became fully vested in 2006.

Research and Development Expenses.

Research and Development (R&D) expenses decreased in 2006 to $26,,878 from $447,657 for 2005 and $285,544 for 2004. The Company’s decrease in R&D expenses is attributable to the completion of most of the engineering associated with the FORTIS™.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Net Loss.
Net loss decreased $1,588,583 to $(2,463,287) or $(0.12) per common share for 2006 compared to a net loss of $(4,051,870) or $(0.27) per common share for 2005. This decreased loss was due primarily to the contraction of the Company’s staff and the elimination of rent and overhead by moving from the Chandler, Arizona facility, and the non-cash expense in connection with shares issued to consultants as prepaid services during 2006.

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

At December 31, 2006 the Company had total current assets of $271,112, including a cash balance of $8,672, $163,062 in raw materials inventory, and $99,379 in prepaid expenses. These funds are not sufficient to meet the Company’s operational and liquidity needs for the next twelve months and thus additional debt or equity financing will be required. The Company’s working capital at December 31, 2006 was a negative $3,185,116. This represents a decrease in working capital of approximately $849,774 from a negative working capital of $2,335,342 at December 31, 2005.

The Company reported negative operating cash flows from operations of $2,463,287  for the twelve months ended December 31, 2006. The net loss of $2,284,500 was offset by non-cash charges of $684,127 which represented the value of stock issuances and stock options exchanged for services rendered and $9,870 in depreciation and amortization expenses. At December 31, 2006, the Company had no inventory purchase commitments.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Intangible Assets

The Company’s intangible assets consist of two pending patents and four patents for tankless water heater technology. Generally a patent has a life of 17 to 20 years.

The Company performed an impairment test in accordance with the guidance provided in SFAS 142, “Goodwill and Other Intangible Assets”, and has determined that, as of December 31, 2006 no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets. The Company recognized an impairment of $39,778 related to the Envirotech Patent in 2004.

The Envirotech Patent is subject to a lien registered against it by the Law Firm of Jennings, Strouss & Salmon (“JSS”) relating to an outstanding claim against Envirotech for unpaid legal services. In 2001, JSS obtained security from Envirotech in the form of a U.C.C 1 registration over all the tangible and intangible assets and receivables of Envirotech. In 2002 the security was amended to include a specific lien against the Envirotech Patent that was subsequently registered by JSS with the U.S. Patent & Trademark Office (collectively, the JSS Security”). After the filing for Chapter 11 bankruptcy protection by Envirotech on August 6, 2004, Envirotech commenced negotiations with JSS, as Envirotech’s sole secured creditor, to acquire the JSS security. Envirotech was unable to reach an agreement with JSS. Subsequently the JSS Security was purchased by Sundance Financial Corp. (“Sundance”). Envirotech was successful in reaching a verbal agreement to acquire the JSS Security by way of the payment of Sundance’s actual costs to acquire the JSS Security, together with an amount of $2,000, an amount reflective of Sundance’s legal fees and expenses in connection with acquiring the JSS Security. Between July and October 2005, the Company made a series of payments to Sundance totaling $83,000 in order to acquire the JSS Security. By way of an agreement dated and effective as of June 1, 2006, between Sundance and Ion Tankless, Inc., we acquired the JSS Security (the “JSS Security Purchase”). By way of the conclusion of this agreement, Sundance acknowledged the prior repayment to it of $83,000 by the Company, and with the payment of the sum of $2,000 reflective of Sundance’s legal expenses and fees, all payment obligations under and in connection with the JSS Security Purchase have been fulfilled.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Risks Relating To Our Business and Our Marketplace

History of Operations and Dependence on Future Development.

SKYE International, Inc. (“SKYE”) was organized November 23, 1993 and existed as a development stage company until its acquisition of Envirotech Systems Worldwide, Inc. (“Envirotech”), on November 7, 2003. Envirotech was organized December 9, 1998. Envirotech has a limited history of operations. The first sales of its products occurred in calendar year 2000. The Company, on an operating and consolidated basis, has continued to incur substantial losses from operations since the date of acquisition. The Company did not generate significant revenue from sales of its discontinued ESI-2000 product line and has not generated any revenues yet from the sale of other products, including FORTIS™, developed in conjunction with the Company’s research and development initiatives.

Prior to the development of new technology, the Company was dependent upon the operations of Envirotech for its revenue. The Company expects that additional operating losses will occur until new product commences sales in the market and the resulting revenue is sufficient to offset the level of costs incurred for ongoing marketing, sales and product development. The Company is subject to all of the risks inherent in establishing a new business enterprise. Since the Company has a very limited record of operations, there can be no assurance that its business plan will be successful. The potential for success of the Company must be considered in light of the significant problems, expenses, difficulties, complications and delays experienced by the Company to date; and as are frequently encountered with the start-up of new businesses. A prospective investor should be aware that if the Company is not successful in achieving its goals and achieving profitability, any money invested in the Company will be lost. The Company’s management team believes that its success depends on the Company’s ability to complete product development and obtain regulatory approval, then in manufacturing, marketing and selling its products and, over the longer term, in developing new products for which larger markets are possible.

The Company has not had sufficient funds to date with which to even partially implement its business plans. We cannot be certain that our business strategy will be successful because these strategies are unproven. There can be no assurance that the Company will generate sufficient revenues to the extent necessary to render it profitable. There can be no assurance that management has accurately forecast the Company's performance or that planned operations will lead to profits in the future. In addition, outside of product know-how, intellectual property and contractual relationships, the Company has only very limited hard assets, the value of which is far less than the accrued payables of the Company as of the date of this Offering. If the Company is unable to develop marketable products, obtain customers and/or generate sufficient revenues so that it can profitably operate, the Company's business will not succeed. We will be particularly susceptible to the significant risks and uncertainties as described in these risk factors, and we will be more likely to incur the expenses associated with addressing such risks. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as those that we expect will serve as our target markets. Accordingly, purchasers of Units must be in a financial position to bear the risk of loss of their entire investment in the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Awaiting SEC Response to Amended Financial Filings for the Year Ended December 31, 2004

On September 15, 2005 the Company received a letter from the U.S. Securities and Exchange Commission (“SEC”) relating to information provided by the Company in its financial filings for the year ended December 31, 2004 (the “2004 10KSB”), as well as the interim quarterly filings preceding such date. The SEC has requested, among other things, that we clarify and restate certain disclosures in the 2004 10KSB and possibly some related quarterly disclosures on form 10QSB during such year. On June 14, 2006 the Company filed an amended and restated 10KSB for the year ended December 31, 2004, and, to date, we have not received any comments thereon from the SEC. Other than filing an amended and restated financial as discussed above we have not formally responded in writing to the SEC, and thus we have not yet concluded such matters with the SEC and the Company may be required to undertake further actions or financial restatements as a result of further enquiries or actions by the SEC and the Company’s Board of Directors.

Limited Capital and Need for Additional Financing.

The Company does not have sufficient capital to execute its existing business plan and until the Company has achieved a sales and net margin level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funding for continued operations, and will therefore be dependent upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales.  We expect to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively. If the Company cannot obtain needed funds, the Company may be forced to curtail or cease its activities. If additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership in the Company and this dilutive effect may be substantial. The Company has no commitments or plans for any additional funding at the present time. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which will have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business.

Lack of Diversification.

The size of the Company makes it unlikely that the Company will be able to commit its funds to diversify the business until it has a proven track record of profitable operations, and the Company may not be able to achieve the same level of diversification as larger entities engaged in this type of business.

Competition.

The water heater market is mature, highly concentrated and highly competitive, and steep discounts and rebates as high as 20% or more are standard. Some contractors are loyal to favorite brands and on occasion resistant to tankless systems, and the plumbing industry is on occasion also resistant to tankless systems, particularly electric powered tankless units. Pricing competition has increased in recent years, and major manufacturers are increasing their expenditures on research and development. Conventional water heaters (tank heaters) are slightly more efficient and reliable than conventional tank water heaters in previous years. There are several companies around the world who manufacture water heaters, conventional and tankless. It is reasonable to expect to encounter intense competition in all aspects of our business and that such competition would increase. Substantial competition could emerge at any time. Many of our competitors and potential competitors have longer operating histories and significantly greater experience, resources, and managerial, financial, technical, and marketing capabilities than us. In addition, many of these competitors offer a wider range of products and services than we contemplate offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Many current and potential competitors also have greater name recognition, industry contacts and more extensive customer bases that could be leveraged to accelerate their competitive activity. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and also with third parties to enhance their products and services in this space. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business. This intense competition, and the impact it has on the valuation of companies of this nature, could limit our opportunities and have a materially adverse effect on the Company’s profitability or viability.

The Company believes that its primary competition will be the manufacturers of conventional tank water heaters, who are firmly established with the plumbing industry. There are a large number of manufacturers of tank water heaters, both domestic and foreign. The dominant manufacturers are five large, multinational, established companies with significantly more resources than the Company (Bradford-White, Rheem, A. O. Smith, State Industries and American Standard). Manufacturers of tank water heaters dominate the U.S. market, maintaining over 96% market share of residential water heater sales. The Company cannot predict the likelihood that it will take market share away from those manufacturers, or whether or how long it will take the Company to build up sales of its tankless product line. In addition, there can be no assurance that larger, more established companies with significantly more financial, technical, research, engineering, development and marketing resources; with established distribution networks and worldwide manufacturing capabilities; and with greater revenues and greater name recognition than the Company; will not develop competing systems and products which will surpass the Company’s business.

Performance; Market Acceptance.

The quality of the Company’s products, manufacturing capability, and marketing and sales ability, and the quality and abilities of its personnel, are among the operational keys to the Company’s success. A primary management challenge will be to penetrate the market for water heaters, a mature, highly competitive and concentrated market. Also, distributors and users of water heaters may resist or be slow to accept an electric tankless water heater. Other important factors to the success of the Company will be the ability to complete the development process for new products in a timely manner and the ability to attract an adequate number of buyers, distributors and investors. There can be no assurance that the Company can complete development of new technology so that other companies possessing greater resources will not surpass it. There can be no assurance that the Company can achieve its planned levels of performance, or can be successful in establishing relationships with the number and quality of distributors it needs to be successful, in a timely way. If the Company is unsuccessful in these areas, it could have a material adverse effect on the Company's business, results of operations, financial condition and forecasted financial results.

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and ability to compete depend to a significant degree on our intellectual property. We will rely on patent, copyright and trademark law, as well as confidentiality arrangements, to protect our intellectual property. Even if legal actions are initiated by the Company to enforce our intellectual property rights however there can be no guarantee that such actions will be successful in protecting our intellectual property adequately.

Envirotech was granted a patent by the United States Patent and Trademark Office for its Modular Electronic Water Heater (ETWH) (Patent No. US 6,389,226 B1). Proprietary rights to the design of the ETWH were Envirotech’s principal assets. The existing patent and intellectual property of Envirotech were assigned as collateral for debts owed by Envirotech for legal services arising prior to the acquisition of Envirotech by SKYE. Envirotech, in 2005, discontinued production of all models of the ESI-2000 tankless water heater previously manufactured by it. On December 5, 2005 by order of Judge Lee Rosenthal of the US District Court for the Southern District of Texas in Houston a preliminary injunction against the Company was issued in connection with the civil action H-02-4782 between David Seitz and Microtherm (as Plaintiff) and Envirotech (as Defendant and Plaintiff by counterclaim) enjoining the Company and others from manufacturing, assembling, selling or offering for sale, any Product (as defined in the order) including the Envirotech ESI-2000 heater, any other heater regardless of its model number utilizing parts from the ESI-2000 or any other heater, regardless of its model number, utilizing in whole any part any technology embodied in the ESI-2000 heater (sic). The Court has indicated that it is considering the current wording of the preliminary injunction.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

The new line of tankless water heaters designed by the Company do not, in the opinion of the Company, utilize the technology embodied in the Envirotech patent or technology related to the ESI-2000 product, and are constructed using parts and operational methodologies distinct from the Envirotech ESI-2000 heater. The Company does not intend to produce any further ESI-2000 heaters and believes all future water heaters will embody designs and technologies related to newly developed intellectual property of the Company’s research and design subsidiary Ion Tankless, Inc. There can, however, be no assurance that a third party may claim or continue to claim that the Company’s products infringe any of such third party’s patents or intellectual property. During the past year, based on newly developed technology, SKYE has filed several applications for patents with the United States Patent and Trademark Office, and expects that a range of products using this new technology will replace the products previously manufactured by Envirotech. In November 2005, the Company received notice from the USPTO that the first such patent request had been allowed, which was issued on May 16, 2006 as US Patent No. 7,046,922. On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater technology. On January 16, 2007, the Company was advised that its wholly owned subsidiary, ION Tankless, Inc., received US Patent No. 7,164,851 entitled "Modular Tankless Water Heater Control Circuitry and Method of Operation" as issued and published by the United States Patent and Trademark Office. Additionally, ION has further been notified that another patent has been allowed in connection with its thick film on steel heating technology developed in connection with the Paradigm research initiative. SKYE expects that such patent will be published in due course. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to SKYE or ION, the Company believes that its applications are meritorious and will be granted at least in part. It is expected that further research and development undertaken by the Company through its subsidiary, ION Tankless, Inc., will result in the issuance of more patents. However, there is no guarantee that the concepts and technologies we use in the future will be patentable.

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

Policing Efforts to Protect Intellectual Property may not be successful.

Policing unauthorized use of our intellectual property is made especially difficult by the global nature of the high technology industry and difficulty in controlling hardware and software. The laws of other countries may afford us little or no effective protection for our intellectual property. We intend to make all reasonable and practical efforts to enforce our rights but we cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to: enforce our intellectual property rights; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business. There can be no assurance that competitors of the Company, some of which have substantially greater resources, will not obtain patents or other intellectual property protection that will restrict the Company’s ability to make, use and sell its products. If the Company were unsuccessful in protection of proprietary and intellectual property rights, it could have a material adverse effect on the Company's business, results of operations, financial condition and value, and forecasted financial results.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

A significant portion of our future production will likely be manufactured outside of the United States, principally in China and/or Mexico, and expanding international manufacturing capacity in China and Mexico is part of our strategy to reduce costs. International operations generally are subject to various risks, including political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade restrictions, the impact of foreign government regulations, and the effects of income and withholding tax, governmental expropriation, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory, and business climate could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our operations will suffer if we are unable to complete our internal cost reduction programs.

We are proposing a cost reduction program in our business, which includes a transfer of portions of our manufacturing and assembly work from of existing United States operations to proposed operations in China or Mexico. In implementing this program, we may not be able to successfully consolidate management, operations, product lines, distribution networks, and manufacturing facilities, and we could experience a disruption in our inventory and product supply or in administrative services. In addition, we may not be able to complete this program without unexpected costs or delays, or the need for increased management time and effort. If we do not successfully implement this program on a timely basis, we will not achieve the planned operational efficiencies and cost savings, and there could be an adverse impact on ongoing relationships with our customers, all of which would impact our profitability.

Our results of operations may be negatively impacted by product liability lawsuits.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and sale of our products. While we intend to obtain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to obtain or maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we currently self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations, and cash flows.

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

Dilution and Board Action To Ratify Prior Share Issuances.

As at December 31, 2006 the Company had 21,622,243 shares issued and outstanding. If the Company issues additional shares either outright or through any future options or warrant programs, or if it requires additional financing, further dilution in value and in the percentage ownership will occur and the dilutive effect could be significant. On February 5, 2007, the Board of Directors passed a resolution to reaffirm and ratify the issuance of a total of 2,250,000 common shares (the “Disputed Shares”) to certain officers and consultants to the Company. Such Disputed Shares had previously been recorded as issued and outstanding and so the Board action will not increase the total issued shares as at the date of the Offering. The Disputed Shares are the subject of the Shareholder Derivative Action (as disclosed in “Item 3 - Legal Proceedings”) above. The Court’s determination of the validity of the Disputed Shares has, as of the date hereof, not been rendered. In the event the Disputed Shares are deemed to have been validly issued, such Disputed Shares will immediately vest to the current holders thereof.

Restrictions on Transfer - No Public Market.

The shares of common stock of the Company are currently traded on the NASD Bulletin Board under the ticker symbol “SKYY”. However, the Shares included in the Units are restricted pursuant to SEC Rule 144 of the Securities Act of 1933 (the “Act”) and there is presently no public or private market for such restricted Shares. The Shares issuable pursuant to this Private Placement may only be offered or sold pursuant to registration under or an exemption from the Act. The Units offered by this Private Placement are subject to an exemption from registration.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

The Units have not been registered under the Act, as amended, or any State securities laws and are being issued under Section 4(2) of the Act and Rule 506 of Regulation D promulgated under the Act. The Shares sold in this Private Placement may not be sold or transferred except pursuant to an exemption from registration under the Act or State securities laws, or unless registered. There is no assurance that the Company will be able to affect any such registration or qualification for registration exemption and the Company makes no representations that it will file any such application for registration. No assurances can be made that the Shareholder will be able to find a willing buyer at a price that will enable the Shareholder to recover his investment. Moreover, because of the restrictions on transfer, a regular trading market will not develop for the Shares until such restrictions shall have expired as provided in SEC Rule 144. As a result, any investment in the Company’s Units will be highly illiquid. Prospective investors should be fully aware of the long-term nature of their investment in the Company. Accordingly, purchasers of the Units will need to bear the economic risk of their investment for an indefinite period of time. For the foregoing reasons, among others, a public market will not develop for the purchase and sale of the Units, and the Units may not be readily acceptable as collateral for loans. Consequently, if as a result of changed circumstances arising from an event not now contemplated, an Investor wishes to transfer the Units owned by him, he may find only a limited or no ability to transfer or sell the Units or the underlying shares issuable upon conversion.

Expect to Incur Losses for the Foreseeable Future.

We expect to incur losses for the foreseeable future and we may never become profitable. Although our current revenue model contemplates revenues from sale of products sufficient to break-even within 12 to 24 months from the date of this Private Placement Memorandum, there is no assurance that these revenues will occur. Because technology companies, even if successful, typically generate significant losses while they grow, we do not expect to generate profits for the foreseeable future, and we may never generate profits. In addition, we expect our expenses to increase significantly as we develop the infrastructure necessary to implement our business strategy. Our expenses will continue to increase as we: hire additional employees; pursue research and development; expand our information technology systems; and lease and purchase more space to accommodate our operations.

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc., the “Seitz Suit”). The Company is not directly affiliated with Envirotech of Texas, Inc., which was a distributor of Envirotech’s products. The suit alleges that Envirotech infringed patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the discovery process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including SKYE, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. At a hearing on May 18, 2006, the Court directed that discovery be expanded to include the technology and products of SKYE, including, specifically the FORTIS™  and Paradigm™  technologies. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. At a subsequent hearing on February 28, 2007, the Court indicated that it would reconsider and modify the wording on the scope of the preliminary injunction. Additionally, the Court allowed Seitz to amend his complaint. Seitz filed his amended complaint attempting to expand the complaint to also cover Skye, Valeo and the FORTIS™  product. Skye and Valeo have filed motions to dismiss this amended complaint, and Envirotech has filed a ten count counterclaim against Seitz. Envirotech continues to aggressively defend the Seitz suit and will pursue this litigation to conclusion.

Except as described above, neither SKYE nor Envirotech is the subject of any other dispute, claim or lawsuit or threatened law suit alleging the violation of intellectual property rights of a third party. To the extent that the Company is alleged, or may in the future be alleged to have violated a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, could subject the Company to costly litigation and the diversion of the Company’s technical and management personnel. If the Company incurs costly litigation and its personnel are not effectively deployed, the resulting expenses and management time losses will likely result in a significant impairment of the Company’s ability to achieve its business plan or achieve profitability from operations.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Business Plans and Operational Structure May Change.

We continually analyze our business plans and internal operations in light of market developments. As a result of this ongoing analysis, we may decide to make substantial changes in our business plan and organization. In the future, as we continue our internal analysis and as market conditions and our available capital changes, we may decide to make organizational changes and/or alter some or entirely all of our overall business plans.

Reliance on Management.

The Company believes that it currently lacks certain key management in order to fully execute its business plan. It has undertaken to recruit additional persons to key Board of Directors and management positions, including engineering and finance. Should the Company be unsuccessful in recruiting persons to fill the key management positions, or in the event any of the existing key management should cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects. Each of the officers and other key personnel, has an agreement with the Company, that contains provisions dealing with confidentiality of trade secrets, ownership of patents, copyrights and other work product, and non-competition. Nonetheless, there can be no assurance that these personnel will remain employed for the entire duration of the respective terms of such agreements or that any employee or consultant will not breach covenants and obligations owed to the Company.

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

Our business will suffer and may ultimately fail if the Company is unable to successfully manage its growth.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

Dividend Policy.

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

Tax Risks.

There may be tax considerations, risks and uncertainties associated with an investment in the Company’s Shares. Prospective investors should consult their own tax advisors with respect to the tax considerations of making an investment in the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Terms of subsequent financings will adversely impact your investment.

We will engage in common equity, debt, or preferred stock financings in the future. Your rights and the value of your investment in the common stock will be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Shares of our preferred stock are likely to be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock are likely to be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and likely more, favorable than the terms of your investment. Shares of common stock which we sell will, at some point, be sold into the market and such market sales will likely adversely affect market price.

The industry in which we operate is characterized by rapid technological change that requires us to develop new technologies and products.

Our future will depend upon our ability to successfully develop and market innovative products in a rapidly changing technological environment. We will likely require significant capital to develop new technologies and products to meet changing customer demands that, in turn, may result in shortened product lifecycles. Moreover, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. As a result, we cannot assure you that we will successfully develop and market these new products that the products we do develop and market will be well received by customers, or that we will realize a return on the capital expended to develop such products.

Our future operating results may fluctuate and cause the price of our common stock to decline, which could result in substantial losses for investors.

Our limited operating history, the lack of established products and the substantial litigation in which the company and certain of its officers and consultants is involved make it difficult to predict accurately our future operations. We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control. If our operating results fall below the expectations of investors or securities analysts, the price of our common stock will decline significantly. The factors that will cause our operating results to fluctuate include, but are not limited to:

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

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, securities class action litigation or shareholder derivative litigation has often been brought against companies following periods of volatility in the market price of their securities, as happened in the case of the Company. If additional derivative litigation or securities class action litigation were to be brought against us it could result in substantial costs and a diversion of our management’s attention and resources. Such adverse events, will hurt our business and may result in the inability to continue operations, and in such a case, investors will face the risk of an entire loss of their investment.

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

From time to time, we sell restricted stock, warrants, and convertible debt to investors in other private placements. Because the stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes is at or even lower than market prices. These transactions cause dilution to existing stockholders. Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to market. Exercise of in-the-money options and warrants will result in dilution to existing stockholders. The amount of dilution will depend on the spread between the market and the exercise price, and the number of shares, options or warrants involved. Such dilution is very likely to be significant.

We have incurred losses and may continue to incur losses in the future.

At December 31, 2006, our accumulated deficit was in excess of $12 million. We have not been able to generate enough sales to cover our expenses and have survived only by raising funds through the sale of debt and equity securities. We must continue to raise funds in the near future to continue operations. While management has been successful in the past in raising these funds, there is no assurance that management will be successful in raising sufficient funds to continue operations and thus the Company may fail.

Our future existence remains uncertain and the report of our auditors on our December 31, 2004; 2005 and 2006 financial statements contain a “going concern” qualification.

The report of the independent auditors on our financial statements for the years ended December 31, 2004 and 2005, includes an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations, require additional financing, are subject to significant and costly litigation and need to continue the development and marketing of our products. Ultimately we need to generate additional revenues and attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will ever be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will ever be able to attain profitable operations. Management anticipates that financial statements for the year ended December 31, 2006 will also contain a “going concern” qualification.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the year ended December 31, 2006, and for the year ended December 31, 2005 are presented in a separate section of this report following Part IV.

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

On June 2, 2006, Semple and Cooper resigned as auditors for the Company and on the same date the Board of Directors approved the engagement of Moore & Associates, Chartered of Las Vegas, Nevada to be its independent registered public accountants for the fiscal year ending December 31, 2005. During the short time that Semple and Cooper were the Company’s auditors, there were disagreements on certain matters. Semple and Cooper furnished the Company with a letter addressed to the Commission setting forth its understanding of such matters. A copy of that letter was filed as an exhibit to the report on Form 8-K/A dated June 15, 2006. The Company disputes the factual basis for the disagreements identified by our former auditors.

The resignation of Semple & Cooper was accepted, but was not encouraged or recommended, by Skye’s Board of Directors and Audit Committee. As noted above, the engagement of Moore and Associates has been approved by both the Skye Board and Audit Committee.

On June 13, 2006, Semple & Cooper provided the Company with a letter to the SEC dated June 9, 2006. That letter noted certain issues that it believed, if further investigated, might materially impact the fairness or reliability of the financial statements of the Company for 2004 and 2005. In particular, the auditors noted the receipt of a letter from an attorney representing certain shareholders that contained allegations of financial and accounting improprieties and accusations of possible bankruptcy and securities fraud. The Board of Directors had not concluded its investigation of those allegations at the time Semple & Cooper resigned. The matters noted in that letter are the subject of the Shareholder Derivative Action discussed in “Item 3 - Legal Proceedings” above.

Semple & Cooper also noted that it had questions regarding the propriety of certain arrangements relating to a patent owned by a subsidiary of the Company that were not addressed to the auditor’s satisfaction before it resigned. Documentation of those arrangements was completed after the firm’s resignation. The Board has concluded its investigation of the propriety of the transactions and the related disclosures and has determined that there were no improprieties in such transactions, and further, that related disclosures were fully and timely made.

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

There were no other “reportable events” as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within the registrant’s two most recent fiscal years and the subsequent interim period ending June 6, 2006.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were ineffective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to equity transactions. During either of the years ended December 31, 2005 and December 31, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the framework of conducting an extensive review of existing documentation and transactions to make that evaluation. As of December 31, 2004, the Company had a deficiency in internal controls over the application of current US GAAP principles. Specifically, an effective review of the Balance Sheet was not performed. As a result of the ineffective review, errors in the year-end 2004 were not detected prior to the issuance of the annual 2004 consolidated financial statements. This control deficiency resulted in the restatement of our annual 2004 consolidated financial statements as set forth in Form 10-KSB/A filed June 14, 2006. Management has concluded that this control deficiency constituted a material weakness that continued throughout 2005. There were changes in our internal controls implemented during the first quarter of 2006, including, specifically, a process to review the balance sheet of the company by persons with significant experience with US GAAP principles. Additionally, internal controls were adopted to separate accounting tasks within the company so as to ensure the separation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. Such internal controls were implemented during the first quarter period ending March 31, 2006, and ,accordingly, as of the end of the first quarter 2006, management found the internal control over financial reporting to be effective, with no material weaknesses. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

As of the date of this filing, the Skye Board of Directors consists of the following members:

Mark D. Chester, Chairman.
Barry M. Goldwater, Jr., Director
Perry D. Logan, Director
Thadeus (Ted) F. Marek, Director
William S. Papazian, Director
Wesley G. Sprunk, Director

Mr. Ronald O. Abernathy serves as Skye’s Chief Executive Officer, Treasurer and Chief Financial Officer. He has held his respective positions since November 17, 2006 when he succeeded Thomas Kreitzer who previously held these positions since 2001. Mark Chester became a director on September 19, 2005. William Papazian became a Director on February 13, 2006. Wesley Sprunk became a Director on May 11, 2006. Barry M. Goldwater, Jr. was appointed as a Director on July 12, 2006. Perry Logan and Ted Marek became Directors on January 30, 2007. The Board of Directors is currently fixed at seven members; however, as of the date of this report, only six persons comprise the current Board of Directors.

Directors are elected to serve for a one-year term. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.

The names, ages, and respective positions of the directors and executive officers of the Company as of January 31, 2007 are set forth below:

Ronald O. Abernathy	62	Chief Executive Officer, President, Treasurer, and Chief Accounting Officer of SKYE

Mark D. Chester, Esq.	45	Chairman and Director of SKYE

Gregg C. Johnson	42	Director of Valeo, ION and Envirotech; President, Chief Executive Officer and Secretary of Envirotech, Valeo and ION; and Executive VP and Secretary of SKYE

Wesley G. Sprunk	70	Director of SKYE

Barry M. Goldwater, Jr.	68	Director of SKYE

Thadeus (Ted) F. Marek	65	Director of SKYE

Perry D. Logan	78	Director of SKYE

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Mark D. Chester, Chairman, Director - Member of Corporate Governance Committee

Mark Chester, age 45, is a licensed attorney in the State of Arizona and former Chairman of the State Bar’s Securities Regulation Section and its Executive Council. He practices in Scottsdale at the law firm of Chester & Shein, P.C., which focuses on business and real estate transactions and litigation. Mr. Chester was formerly a shareholder at the Phoenix law firm of Gallagher and Kennedy where he represented local businesses, broker-dealers and homebuilders in arbitration, state and federal court, and administrative agency cases. He was a member of the Board of Arbitrators for the National Association of Securities Dealers and has served on numerous arbitration panels in a variety of securities industry disputes. Mr. Chester has had has matters before the SEC, NASD, the Arizona Securities Division and the NYSE. Mr. Chester received his B.S. in commerce at the University of Virginia and his J.D. with honors from the Arizona State University, Sandra Day O’Connor College of Law.

Wesley G. Sprunk, Director

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

Perry D. Logan, Director and Member of Audit and Corporate Governance Committee

Perry Logan, of Las Vegas, Nevada, is one of the original investors in Skye and is, at present, one of the Company's largest individual investors. His business career centered predominantly in the automotive industry as an owner of several major dealerships in the greater Phoenix area, as well as interests in dealerships in other regions. Mr. Logan is a substantial investor in several high technology ventures, in addition to Skye, and is well informed about the research and development programs of Skye and the new FORTIS product line it hopes to market this year. His vast business experience is considered a tremendous addition to Skye's already experienced Board of Directors.

Thadeus (Ted) F. Marek, Director and Member of Audit and Corporate Governance Committee

Ted Marek, is the Principal and Designated Broker of Ted Marek Real Estate Co., Inc. He is an active investor in Skye and other emerging companies. Ted has been active in the Phoenix market for over 30 years, all along building his reputation as a very knowledgeable and successful commercial real estate broker. He maintained this same stellar reputation in Chicago for over 10 years prior to moving to the Valley. To date most of the company's client base has been grown and generated from referrals. In addition to his vast experience and knowledge of land area sales, he is recognized nationally by many professionals in the automotive real estate industry as someone who really understands this unique market. He has been very instrumental in the movement and placement of automotive dealerships, site selection, sales and acquisition in the Phoenix Metro area. In 1975 Ted was employed by Del Webb Realty & Management Corp in Phoenix as a real estate broker and in 1983 he resigned from the position of Vice President and Designated Broker. Prior to his affiliation with Del Webb, Ted was active in the automotive industry in both the Phoenix and Chicago markets.

Barry M. Goldwater, Jr., Director - Member of Corporate Governance Committee

The Goldwaters are legendary in Arizona. Barry's great-grandfather, Mike Goldwater, emigrated from Poland to the United States in the 1840s, landing in San Francisco. In 1850 he began a mercantile business traveling by wagon throughout mining camps in California, Nevada, and Arizona. He settled that year in Prescott, Arizona, where he opened his first dry goods store, which through the efforts of his sons Baron and Morris and grandsons, Bob and Barry, would expand into a tremendously successful clothing business. Like his father before him, Barry, Jr. worked in the family business, planning to accede to management. However, about the time he graduated from Arizona State University with a bachelor of science in marketing and management, the stores were sold, leaving Barry with a decision to make about his future.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Barry moved to Los Angeles and became a stockbroker, and eventually a partner, in the Los Angeles securities firm of Noble Cook, Inc. (now Wedbush Securities), where he developed an institutional customer base and traded securities on all stock exchanges. It was here he developed his selling skills and eventually landing some of the country's largest financial banks and insurance companies as clients. He also became knowledgeable in financial planning, securities law, and underwriting.

The year 1964 found Barry, Jr. crisscrossing the country campaigning for his father, Senator Barry Goldwater, to become President of the United States. The outcome of that effort is well known, but its impact on Barry is not. It set the pattern of public service that he would soon undertake.

Already involved in local civic activities such as the Boys Club, Big Brothers, the Boy Scouts of America, and the president of a local Lions Club, Barry at the age of 30 ran for Congress and won. He not only won that election but seven more, serving 14 years in Washington, D.C., representing half a million constituents of northern Los Angeles County. He and his father were unique, representing one of the few instances in U.S. history when both father and son were serving in Congress at the same time.

Barry's 14 years in Washington (1969-1984) left an imprint on him and on the nation. He served on a number of committees, including Committee on Science and Technology, Committee on Public Works and Transportation, and the Joint Committee on Energy. His areas of expertise included energy, the space program, aviation and defense, and government procurement. He was on the committee that reviewed the disaster involving the space shuttle "Challenger”. Barry authored and saw the Privacy Act of 1974 signed into law. He served on the privacy Commission that looked into privacy issues affecting the private and corporate sectors. This issue remains a matter of his concern as we move into a global electronic network and information systems. He was very instrumental in all facets of energy policy and research and development including authoring the Solar Photovoltaic Act. He has also been involved with organizations as diverse as the National Aeronautic Association, the National Wildlife Federation, and the Veterans of Foreign Wars of the United States. He is a Life Member of the American Numismatic Association. He is also looked upon as an expert concerning transportation matters.

Congressman Barry Goldwater, Jr. retired from politics in 1983 and in1984 entered business in Beverly Hills, Los Angeles, New York and Phoenix where he currently lives with his wife Sylvia Goldwater and near his son Barry M. Goldwater III. For the past 23 years Barry has held responsible positions involving finance and management, including eight years as a member of the New York Stock Exchange. He has used his government experience and knowledge like a knife to pry open and get to the heart of a problem effecting business impacted by regulation or law. His love of business is only surpassed by his humanitarian interests which have landed him awards such as the Leadership Award from the President's Commission on Employment of the Handicapped and an Achievement Award from the National Academy of Television Arts and Sciences. His business career has not diminished his compassion for the people and his commitment to making this a better and safer world in which we live.

William S. Papazian, Director and Member of Audit Committee

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

Ronald O. Abernathy, President & CEO, Treasurer and Chief Accounting Officer

Mr. Abernathy is a seasoned entrepreneur and businessman who gained a wealth of business experience from his international transactional practice over the past 30 years. From his beginnings as a pointman in the 173rd airborne brigade where he received a Gold Star for military merit, to a position with the United Nations in New York, Mr. Abernathy later began his international business career as a free-lance entrepreneur completing a series of brokered transactions in Switzerland, and around the globe. In 1993 Mr. Abernathy became the President and CEO of Scottsdale, Arizona based U.S. Machinery, and in a joint venture with McDonald-Douglas, completed various international off-set trade programs valued in excess of $1 billion.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT - continued

Mr. Abernathy is currently the President and CEO of Abernathy, Warburg & Hall, a Business Consulting and Marketing Strategies firm, a position he has held for over 10 years. Amongst his other business ventures, Mr. Abernathy is currently working with G.E. Capital to acquire a Major League Baseball™  team, a project that has been on-going for more than one year. In 2001 Mr. Abernathy was the first American ever elected as President of the International Nigerian Chamber of Commerce, a position he held until 2003.

Outside of his business ventures, Mr. Abernathy is engaged in philanthropic pursuits through his appointment to the Board of Directors of the World Children’s Fund, a charitable foundation formed by Arizona based law firm of Lodmell & Lodmell. Mr. Abernathy has had many years of political involvement, and he was recently nominated as Republican of the Year for the State of Arizona by the Bush Administration. Mr. Abernathy is also a member of the Republican Governors Association’s Team 1000 - a group of Republican business leaders committed to creating business and economic opportunities in the United States.

Gregg C. Johnson, Executive Vice President, Secretary and Interim General Counsel

Gregg Johnson is a lawyer (not admitted in AZ) with extensive experience in management of entrepreneurial companies. He received his law degree in 1988 from Osgoode Hall Law School in Toronto, Canada and was admitted as a lawyer in Alberta in 1989. His extensive legal career has included private practice in Tokyo, Japan with Aoki, Christensen & Nomoto (now Baker & McKenzie), where his practice focused on Japanese securities regulation and international debt instruments, and in Jeddah, Saudi Arabia, with the Law Offices of Dr. Mujahid M. Al-Sawwaf, where he acted as Outside Middle East Counsel to many fortune 500 companies. His career has included experience in corporate finance and venture capital for emerging growth companies across Canada and the United States. He was instrumental in building and growing many successful companies and he has been an officer and director of numerous Canadian and U.S. public companies over his career. Additionally Mr. Johnson was elected as a Councilor and later as Reeve (Mayor) of Red Deer County, AB from October 1998 to October 2004. In October 2004 Mr. Johnson was appointed as an Appeals Commissioner (Administrative Law Judge) with the Alberta Appeals Comission. His appointment as an Appeals Commissioner expires April 30, 2007.

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

Based solely on a review of the copies of such forms furnished to the Registrant during or with respect to fiscal 2006, and certain written representations from executive officers and directors, the Registrant is aware that Messrs Chester and Papazian inadvertently failed to file a Form 3 at the time of their election to the Board. They are in the process of preparing those forms and obtaining the required EDGAR ID’s.

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

Audit Committee

The Company’s Audit Committee consists of Directors: Logan (Chairman), Papazian and Marek. Mr. Papazian has been designated by the Board or the Audit Committee as an “audit committee financial expert.”

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of the Company’s officers.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Annual Compensation				Long Term Compensation			All Other Compensa-tion($)
					Awards		Payouts
	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)
Thomas Kreitzer, Chief Executive Officer, Treasurer and Chief Financial Officer	2005 2006	-0- -0-	-0- -0-	-0- -0-	$17,500 $-0-	-0- -0-	-0- -0-	$6,000 $10,800

David Kreitzer, President	2005 2006	-0- -0-	-0- -0-	-0- -0-	$7,000 -0-	-0- -0-	-0- -0-	$6,000 -0-

Gregg Johnson, Exec VP & Secretary	2005 2006	-0- -0-	-0- -0-	-0- -0-	$80,000 $15,000	-0- -0-	-0- -0-	$48,150 $88,496 (2)

Kenneth Pinckard, Vice President, Valeo (1)	2005 2006	-0- -0-	-0- -0-	-0- -0-	$109,900 (1) $100,500 (1)	-0- -0-	-0- -0-	$72,000 (1) $-0- (1)

Ronald Abernathy, President	2005 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
(1) Kenneth Pinckard became a vice president of Valeo in February 2005 and served in such capacity until February 2006. He was not compensated directly as an executive. All payments reflected in this table were made to Digital Crossing, LLC, pursuant to a consulting agreement. Kenneth Pinckard is an employee or consultant of Digital Crossing. The Company has no information concerning how much compensation Mr. Pinckard received from Digital Crossing relating to the services rendered by him to the Company. Excludes amounts owing to Digital Crossing but unpaid at Decemebr 31, 2006.

(2) Excludes $16, 504 in accrued but unpaid compensation at December 31, 2006.

ITEM 10.  EXECUTIVE COMPENSATION - continued

Employment and Consulting Agreements

The Company has entered into consulting agreements with Sundance Financial Corp., Digital Crossing, LLC, and Gregg C. Johnson. Copies of those agreements, together with any amendments thereto, are attached as Exhibits 10.5, 10.6 and 10.9, respectively, to the Company’s Form 10-KSB filed for the FYE December 31, 2005.

The consulting agreements with Sundance and Digital Crossing commenced February 1, 2004 and will terminate on January 31, 2008. As amended, each provides for payments in the amount of $10,000 per month, with the Company having the option to pay any fee in excess of $5,000 per month, in the form of common stock of the Company. In addition, each of the agreements provides for the issuance of shares of common stock as additional compensation, including 750,000 shares issued pursuant to amendments dated September 6, 2005, and grants options to purchase 300,000 shares of common stock at any time prior to February 11, 2014 at a price of $0.55 (See Exhibits 10.7 and 10.8 attached to the Company’s Form 10-KSB for the FYE December 31, 2005). At December 31, 2006, the Company was delinquent with respect to payments owing under these agreements and has accrued the following amounts: Sundance, $208,900; Digital Crossing, $169,336.

The consulting agreement with Gregg C. Johnson, who is secretary and Executive Vice President for the Company, provides for the payment of a monthly fee in the amount of $10,000. As additional compensation, Mr. Johnson has been issued 750,000 shares of common stock of the Company. The agreement with Mr. Johnson commenced August 2004 and continues until July 31, 2007 (See Exhibit 10.9 to the Company’s Form 10-KSB filed for theFYE Decemebr 31, 2005). As of December 31, 2006 the Company was delinquent in the payment of $16,504 in salary and fees to Mr. Johnson. Effective March 15, 2007, the Company has entered into a short-term Memorandum of Understanding with Mr. Johnson that specifies an annual Salary of $120,000 pending commencement of production and sales of the FORTIS™  product line (See Exhibit 10.13 attached to this Report). Upon the commencement of FORTIS™  product sales the Company expects it will enter into a longer term employment agreement to retain Mr. Johnson.

The plaintiffs in the Shareholder Derivative Action (see Item 3, Legal Proceedings above) contest, among other things, the validity of the consulting agreements discussed above.

Compensation of Directors and Officers

Each Director is entitled to receive 10,000 restricted common shares for each quarter year of service to the Company. Additionally, the Company grants options on an annual basis to directors. Directors are currently entitled to receive 50,000 options for each year of service to the Company. Options issued in 2006 are valid for a period of 5 years and entitle the holder to purchase common shares at $0.50. The Board of Directors has not yet determined the pricing of options to be issued in 2007. From time to time the Board of Directors also grant options to officers and consultants that provide services to the Company. Typically such options are valid for a period of three to five years and are priced at or above the market.

From time to time the Company may grant stock, options or stock appreciation rights (SARs) to certain persons in connection with services provided to or for the benefit of the Company. In most cases such equity grants are dilutive to the interests of shareholders and such dilution may be substantial. The Board of Directors of the Company has absolute discretion in the issuance of such equity grants and therefore your interests as a shareholder are subject to the business judgment of the Board of Directors of the Company in making such discretionary grants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 30, 2007, concerning shares of the Company’s common stock, the only class of securities that are issued and outstanding, held by (1) each stockholder known to own beneficially more than five percent of the common stock, (2) each of the directors, (3) each of the executive officers, and (4) all of the directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Sundance Financial Corp. 13470 N. 85th Place Scottsdale, AZ 85260	1,350,000 (3) direct	6.24%
Digital Crossing, LLC 13835 N. Tatum Blvd., Ste. 9-170 Phoenix, AZ 85032	1,347,000 (4) direct	6.23%
Mark D. Chester 8777 N. Gainey Center Dr., Suite 191 Scottsdale, AZ 85258	540,000 (5,6) direct	2.50%
Ronald O. Abernathy 7650 E, Evans Rd. Suite C Scottsdale, AZ 85260	50,000 (6) direct	0.23%
Barry M. Goldwater, Jr. 3104 E. Camelback, #274 Phoenix, AZ 85016	70,000 (6) direct	0.32%
Gregg C. Johnson 6081 West Park Ave. Chandler, AZ 85226	878,857 direct	4.06%
William S. Papazian 4901 E. Calle Del Medio Phoenix, AZ 85018	90,000 (6) direct	0.42%
Perry D. Logan PO Box 35080. Las Vegas, NV 89144	1,322,666 (6) direct	6.12%
Ted F. Marek 2425 E. Camelback Rd., Suite 1060. Phoenix, AZ 85016	370,000 (6) direct	1.71%
Wesley G. Sprunk 3451 S. 40th St. Phoenix, AZ 85040	222,855 (5)(6) direct	1.03%
Officers and Directors as a group (8 persons)	3,544,378	16.39%

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

(1)
To the Company’s knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite the person’s name.

(2)
This table is based on 21,622,243 shares of Common Stock outstanding as of December 31, 2006. If a person listed on this table has the right to obtain additional shares of Common Stock within ninety (90) days from December 31, 2006, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by that person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Sundance Financial Corp., and affiliated persons own 1,080,000 shares of Common Stock of the Company. Lawrence G. Ryckman is a director of Sundance Financial Corp. Sundance has the right to acquire up to 300,000 shares of common stock pursuant to Options granted February 2004 at any time prior to February 11, 2009, at an exercise price of $0.55 per share.

(4)
Digital Crossing LLC, a Delaware limited liability company, owns 1,047,000 shares of Common Stock of the Company. Digital Crossing has the right to acquire up to 300,000 shares of common stock pursuant to Options granted February 2004 at any time prior to February 11, 2009, at an exercise price of $0.55 per share.

(5)	Including 140,000 common shares and 200,000 options to purchase common shares at $0.50 per share that have been approved by the Board but unissued as at the date of this Report.

(6)
Includes 50,000 options to purchase common shares at $0.50 per share and 10,000 restricted common shares granted for each quarter of service as a Director; includes option to Ronald Abernathy to purchase 50,000 shares at $0.50 per share.

Section 16(A) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors, executive officers and persons who own beneficially more than ten percent of our common stock, to file reports of ownership and changes of ownership with the SEC. Based solely on the reports received by the company and on written representations from certain reporting persons, we believe that the directors, executive officers and greater than ten percent beneficial owners have complied with all applicable filing requirements.

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

Accrued Salaries and other Expenses to Officers and Directors

During the year ended December 31, 2006 and 2005, the Company had incurred the following charges with directors and officers of the Company or companies with common directors:

	2005		2004
General and Administrative		$	$
Accounting
Consulting	255,800 (1)		260,950 (1)
Rent
Salaries

	$255,800		$260,950

______________

(1) Includes payments made or owing to Digital Crossing, LLC, pursuant to consulting agreement. Kenneth Pinckard is an employee or consultant of Digital Crossing. The Company has no information concerning how much compensation Mr. Pinckard received from Digital Crossing relating to the services rendered by him to the Company.

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

ITEM 13. EXHIBITS.

Regulation
S-B Number Exhibit

2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc.
3.6	Bylaws, as Amended (5)
4.1	Form of Notes issued in 2004 and 2005 Private Placement Offerings
10.1	2003 Stock Incentive Plan (6)
10.2	2003 Stock Incentive Plan #2 (7)
10.3	2005 Stock Incentive Plan (8)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc., and Skye International, Inc. (9)
10.5	Consulting Agreement between Skye International, Inc., and Sundance Financial Corp, including amendments
10.6	Consulting Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments
10.7	Stock Option Agreement between Skye International, Inc., and Sundance Financial Corp., including amendments
10.8	Stock Option Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments
10.9	Personal Services Consulting Agreement between Skye International, Inc., and Gregg C. Johnson #
10.10	Employment Agreement between Eric Stebbins and Skye International, Inc.
10.11	Separation Agreement between Michael Stebbins and Skye International, Inc.
10.12	Patent Issued May 16, 2006, by the United States Patent and Trademark Office relating to a design of a “Modular Tankless Water Heater” as Patent No. 7,046,922. (10)
10.13	Memorandum of Understanding between Skye and Gregg C. Johnson*#
10.14	Patent Issued August 8, 2006, by the United States Patent and Trademark Office relating to a method for a “Modular Tankless Water Heater” as Patent No. 7,088,915. (11)
10.15	Patent Issued January 16, 2007, by the United States Patent and Trademark Office entitled "Modular Tankless Water Heater Control Circuitry and Method of Operation" as Patent No. 7,164,851 (12)
10.16
10.17
14.1	Code of Ethics (13)
16.1	Letter from Shelley International, CPA (14)
16.2	Letter from Semple & Cooper, CPA (15)
21.1	Subsidiaries of Skye International, Inc.
23.1	Consents of Moore and Associates, Chartered *
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer *

* Filed with this Annual Report
# Relates to executive compensation

ITEM 13. EXHIBITS. - continued
________________________

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-QSB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(6)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(7)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(9)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed May 30, 2006
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed August 10, 2006
(12)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed January 17, 2007
(13)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed April 22, 2004.
(14)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K/A, filed March 7, 2006.
(15)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed July 23, 2006.

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

Audit Fees

Moore and Associates, Chartered, is expected to bill $7,500 for the audit of the 2006 annual financial statement. For the fiscal year ended December 31, 2005, Moore and Associates, Chartered billed $7,500 for the 2005 annual audit and $7,500 for the review of the 1st, 2nd and 3rd quarter financial statements. Shelley international billed $10,000 for the audit of the annual financial statements for the fiscal year ended December 31, 2004 and $18,000 for the review of Form 10-QSB filings during the 2004 period; and $5,200 in connection with the restatement of the financial statements for the fiscal year ended December 31, 2004.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2005 and 2004.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2006 and 2005.

Pre-Approval Policies and Procedures

Prior to engaging the accountants or auditors to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. The Board in accordance with Company procedures approved all of the services described above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYE INTERNATIONAL, INC.

Date: April 2, 2007	By:	/s/ Ronald O. Abernathy
Ronald O. Abernathy
Title Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald O. Abernathy	Chief Executive Officer, Treasurer and Chief Financial Officer	April 2, 2007
Ronald O. Abernathy

/s/ Mark D. Chester	Director and Chairman	April 2, 2007
Mark D. Chester

/s/ Perry D. Logan	Director	April 2, 2007
Perry D. Logan

/s/ Thadeus (Ted) F. Marek	Director	April 2, 2007
Thadeus (Ted) F. Marek

/s/ Wesley G. Sprunk	Director	April 2, 2007
Wesley G. Sprunk

/s/ Barry M. Goldwater, Jr.	Director	April 2, 2007
Barry M. Goldwater, Jr.

ANNEX A

SKYE INTERNATIONAL, INC., AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2, F-3

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF OPERATIONS	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDER DEFICIT	F-6

CONSOLIDATED STATEMENTS OF CASH FLOW	F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8- F-18

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
 PCAOB REGISTERED

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10KSB of Skye International Inc and Subsidiaries, of our report dated April 6, 2007 on our audit of the financial statements of Skye International Inc and Subsidiaries as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the reference to us under the caption “Experts.”

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
April 6, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702)253-7511 Fax (702)253-7501

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skye International Inc
Las Vegas, Nevada

We have audited the accompanying balance sheets of Skye International Inc as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skye International Inc as of December 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company’s net losses and accumulated deficit of $12,527,800 as of December 31, 2006 and working capital deficit of $3,185,115 as of December 31, 2006 raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 6, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$8,672	$2,711
Accounts Receivable, net	-	2,773
Inventory	163,062	25,069
Prepaid Expenses	99,379	757

Total Current Assets	271,113	31,310

EQUIPMENT, NET	43,921	56,626

OTHER ASSETS
Deposits	-	20,000

Total Other Assets	-	20,000

Total Assets	$315,034	$107,936

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts Payable	$2,160,624	$234,557
Accrued Expenses	31,132	870,914
Notes Payable	1,053,615	1,118,241
Accrued Interest Payable	72,917	81,626
Warranty Accrual	34,570	34,570
Customer Deposits	103,371	103,371
	3,456,228	2,443,279

Total Liabilities	3,456,228	2,443,279

STOCKHOLDERS' EQUITY
Common Stock: 100,000,000 shares authorized at $0.001par value;
Issued and outstanding 21,622,243 and 17,838,231 shares, respectively	21,622	17,838
Common Stock Subscribed	108,675	275,000
Paid in Capital	9,256,308	7,436,333
Accumulated Deficit	(12,527,800)	(10,064,513)

Total Stockholders' Equity (Deficit)	(3,141,194)	(2,335,342)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$315,034	$107,937

The accompanying notes are an integral part of these statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
REVENUES
Product Sales	$2,071	$172,169
Other Income	194,269	255

Total Revenues	196,341	172,424

Cost of Goods Sold	28,357	172,651

Gross Profit	167,984	(226)

EXPENSES
Legal and Professional	1,772,479	2,083,975
General and Administrative	586,582	1,253,029
Research and Development	26,878	447,657
Advertising and Marketing	190,906	44,147
Depreciation	9,870	33,755

Total Expenses	2,586,716	3,862,563

Net (Loss) from Operations	(2,418,732)	(3,862,789)

OTHER INCOME AND (EXPENSE)
Loss on Disposal of Assets	-	17,253
Interest Expense	44,518	171,828

Total Other Income (Expense)	44,518	189,081

Net (Loss) before Income Taxes	(2,463,249)	(4,051,870)

Income Tax Expense	-	-

NET (LOSS)	$(2,463,249)	$(4,051,870)

Basic and diluted (loss) per share	$(0.12)	$(0.27)

Weighted Average Number of Common Shares Outstanding	20,312,973	14,814,630

The accompanying notes are an integral part of these statements.

Skye International, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2004	13,125,977	$13,125	$-	$3,369,057	$(6,012,643)	$(2,630,460)

Common stock subscribed for services			275,000			275,000
Contributed capital				945,000		945,000
Common stock issued for consulting services	260,525	261		237,162		237,423
Common stock issued for related party services	391,832	392		414,129		414,521
Common stock issued for employee services	524,500	525		535,646		536,170
Common stock issued for debt	128,067	128		64,716		64,844
Common stock issued for convertible bridge notes	842,511	843		462,539		463,382
Common stock issued for cash	2,564,819	2,565		1,408,085		1,410,650
Net (Loss)					(4,051,870)	(4,051,870)

Balance December 31, 2005	17,838,231	17,838	275,000	7,436,333	(10,064,513)	(2,335,340)

Common stock issued for related party services	378,750	379		262,496		262,875
Common stock issued for consulting services	808,100	808		420,444		421,252
Common stock issued for subscription	370,000	370	-210,000	209,630		-
Common stock subscribed			43,675			43,675
Common stock options granted for services				32,216		32,216
Beneficial conversion feature of convertible debt				15,922		15,922
Common stock issued for debt	412,902	413		226,080		226,493
Common stock issued for cash	1,814,260	1,814		653,186		655,000
Net (Loss)					(2,463,287)	(2,463,287)

Balance December 31, 2006	21,622,243	$21,622	$108,675	$9,256,308	$(12,527,800)	$(3,141,194)

The accompanying notes are an integral part of these statements.

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005

Operating Activities

Net (Loss)	$(2,284,500)	$(4,051,870)

Depreciation Expense.	9,870	33,755
Changes in assets and liabilities:
Inventory	(137,993)	29,468
Accounts Receivable	2,773	(2,663)
Prepaid Expense	(277,408)	114,243
Deposits	20,000	(20,000)
Accrued Interest Payable	(8,709)	(6,001)
Accounts Payable	1,086,285	375,344
Notes Payable	(64,626)	(895,883)
Customer Deposits	-	103,371

Net Cash (Used) by Operating Activities	(1,654,309)	(4,320,236)

Investing Activities

(Purchase) Disposal of Assets	2,836	(42,733)

Net Cash Provided (Used) by Investing Activities	2,836	(42,733)

Financing Activities

Shares issued for services rendered.	684,127	2,408,114
Shares issued to retire debt and interest.	226,493	528,226
Stock Subscriptions	43,675	-
Proceeds from sale of Common Stock	655,000	1,410,650
Discount on Convertible Debt	15,922	-
Stock Options Granted	32,216	-

Net Cash Provided by Financing Activities	1,657,433	4,346,990

Net Increase/(Decrease) in Cash	5,961	(15,979)

Cash, Beginning of Year	2,711	18,690

Cash, End of Year	$8,672	$2,711

Supplemental Information:
Taxes	$-	$-
Interest Expense	$44,517	$182,659

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and December 31, 2005

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

On November 7, 2003, the Company acquired Envirotech Systems Worldwide, Inc. (Envirotech), a private Arizona corporation, as a wholly owned subsidiary. Through this merger, the former shareholders of Envirotech acquired a controlling interest in Tankless Systems Worldwide, Inc. (Tankless) and, accordingly, the acquisition is accounted for as a reverse merger with Envirotech being the accounting acquirer of Tankless.

Envirotech was organized December 9, 1998 and has a limited history of operations. The initial period of its existence involved research and development of a line of electronic, tankless water heaters. With the acquisition of Envirotech, the Company is in the business of designing, developing, manufacturing and marketing several models of electronic, tankless water heaters. With the adoption of the SKYE name in October 2005 the business of the Company was expanded to include the manufacture and sale of consumer lifestyle appliances, including tankless water heaters.

In January 2004, Skye formed ION to perform research, development and marketing of new heating technologies. In January 2005, it created Valeo to license ION technologies and to manufacture products using those technologies.

Nature of Business

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and December 31, 2005

Note 1.  THE COMPANY - continued

Basis of Presentation

The Consolidated Financial Statements of Skye International include all of its wholly owed subsidiaries.

On August 6, 2004, Envirotech filed a voluntary petition with the United States Bankruptcy Court for the District of Arizona (Case No. 2:04-13908-RTB ) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve all existing litigation, judgments and efforts to collect on judgments entered against Envirotech. On December 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. This Plan was not approved and in January 2006, the Company’s motion to withdraw its Chapter 11 filing was granted by the Bankruptcy Court for the District of Arizona without prejudice or relief from any of its liabilities previously classified as Subject to Compromise,

As such, the accompanying Consolidated Financial Statement for the years ended December 31, 2006 and December 31, 2005 were not prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (See Note 2) which requires that all pre-petition liabilities subject to compromise are segregated in the consolidated balance sheets as of end of the respective years and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims with liabilities not subject to compromise being separately classified.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and December 31, 2005

Note 1.  THE COMPANY - continued

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

All highly liquid debt instruments with a maturity of six months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of these instruments.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. Including promissory notes, and related party liabilities, the fair value of these financial instruments approximates their carrying amount as of December 31, 2006 and December 31, 2005 due to the nature of or the short maturity of these instruments.

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and December 31, 2005

Note 2.  SIGNIFICANT ACCOUNTING POLICIES  - continued

Marketing Strategy

The Company sells to large wholesale distributors through its network of manufacturer’s representatives.. The Company has periodically advertised on cable television stations, at trade shows and through trade magazines and it maintains a website.

Revenue Recognition

The Company records sales when revenue is earned. The Company sells on credit to its distributors and manufacturer’s representatives. Due to the Company’s Warranty and Right of Return policy, six percent of the sales are recognized immediately and the balance is recognized 25 - 40 days after shipment of the product to the customer. All shipments are FOB shipping point. Sales to distributors and manufacturer’s representatives are sold FOB shipping point with receivables recorded 25 to 40 days post shipping. In 2005, substantially all of the Company’s gross revenues of $172,169 were generated by the Valeo subsidiary and were generated through sales of the ESI-2000 unit to individuals over the internet, the majority of whom paid in advance by credit card payments. The Company no longer manufactures the ESI-2000 product lines and so the Company plans to refund the purchase price paid for undelivered heaters or, alternatively, to ship new heaters to those customers that did not receive delivery of an ESI-2000 heater. The Company had no revenue from sales of products during 2006.

Accounts Receivable

Accounts receivable are recorded when an order is received from a distributor and shipped. An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts.  Net accounts receivable is as follows:

December 31,	2006	2005
Accounts Receivable	$-0-	$4,056
Less: Allowance for Doubtful Accounts	(-0-)	(1,283)
Net Accounts Receivable	$-0-	$$2,773

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from inability of the company’s customers to make the required payments. The company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and external factors that may impact collectability.

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site. Advertising is expensed when incurred. Advertising expense for the years ended December 31, 2006 and 2005, was $131,323 and $44,147 respectively.

Inventory

The Company contracts with a third party to manufacture the units and is neither billed for nor obligated for any work-in-process. The Company only supplies certain parts and materials and is then billed for completed products. Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES  - continued
Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which range from two to seven years. Fixed assets consist of the following:

December 31,	2006	2005
Property, Equipment, furniture and Fixtures	$61,622	$64,457
Less: Accumulated Depreciation	(17,701)	(7,831)
Net Fixed Assets	$43,921	$56,626

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

The Company has potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations. There are 600,000 options at $0.55 and 300,000 options at $0.50 per share available at this time. There are also $100,000 of outstanding convertible debentures which within 12 months may be converted into restricted common shares of the Company at a 30% discount to the then current 10-day moving average of the Company’s common stock. All outstanding warrants were either exercised or cancelled and convertible debt is anti-dilutive.

Stock Based Compensation

In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

Warranty and Right of Return

In connection with the sale of each product, the Company provides a limited 30-day money back guarantee less a 6% restocking charge. After the 30 days the Company provides a five year warranty on replacement of parts. The tank chamber is warranted not to leak for 10 years. The Company has limited history with claims against its warranty. The Company defers a portion of the revenue as would generally be required for post-contract customer support ("PCS") arrangements under SOP 97-2. Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty. As of December 31, 2006 a total of $34,570 in refunds and warranty allowances were recorded against Product Sales.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES  - continued

Balance of Warranty Accrual for 2003	$3,240
Balance of Warranty Accrual for 2004	$9,725
Balance of Warranty Accrual for 2005	$21,625
Balance of Warranty Accrual for 2006	$0
Total Warranty Accrual as of December 31, 2006	$34,570

Note 3 NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In the third quarter of 2006 the Company received $100,000 of subscription funds in exchange for the issuance of $100,000 of principal 12% convertible debentures (the “Debentures”). The Debentures, together with accrued interest thereon are convertible at the option of the holder any time during the 12 months from issuance thereof into restricted common stock of the Company at a price equal to a 30% discount to the then current 10-day moving average of the Company’s common stock. Additionally, the investor received one (1) share of the Company’s restricted common stock for each One Dollar ($1.00) amount of debentures purchased. At the date of this report the Debenture shares had not yet been issued from treasury. When issued 100,000 shares will be delivered to investors.

Notes payable and capital lease obligations consist of the following:

Year Ended December 31,	2006	2005
Convertible Notes, Unsecured, Matured March 2001 bear 12.5% Interest, principle and interest convertible into one common share and one warrant at 75% of the average closing price over the 10-day period prior to conversion. Warrants have expired and notes have not been converted and are in default.	$70,000	$70,000

Convertible Notes, Unsecured, Matured one-year from issue date, bear 10% Interest payable quarterly, principle and interest convertible into one common share for each outstanding $1.00. Forty notes were issued between January 23, 2004 and January 15, 2005. Of these notes, thirty six had been either repaid or converted at December 31, 2005. Of the remaining four notes, three were converted in April 2006; the fourth has not been converted or repaid and is in default. Aggregate Amount:	$15,000	$215,000

Demand Note with Attorneys, 6% Interest, All Assets of Subsidiary, Envirotech, pledged as Collateral; Note is in default. Note has been acquired by Envirotech’s parent, Skye	$194,895	$194,895

Demand Note with Former Distributor of Subsidiary, Envirotech, in Settlement and Repurchase of Distributorship Territory, 7% Interest; Note is in default	$519,074	$519,074

Demand Note Made by Subsidiary, Envirotech, 10% Interest, Payable Monthly; Note is in default	$11,880	$11,880

Demand Note Made by Subsidiary, Envirotech, 6% Interest; Note is in default	$35,000	$35,000

Demand Note Made by Subsidiary, Envirotech; Note is in default	$72,391	$72,391

Demand Note Made by ION Tankless in favor of related party;	$120,000	$120,000

Demand Note Made by Valeo in favor of related party;	$13,000	$13,000

Demand Note Made by Skye in favor of related party;	$65,000	$65,000

Convertible Notes, Unsecured, Issued March 2006, Matured March 2007, bear 5% Interest, principle and interest convertible into one common share $0.55 per share. Notes have not been converted.	$75,000	$-

Demand Note Made by SKYE in favor of consultants; Note is in default	$10,000	$-

Note 4.  STOCKHOLDERS’ EQUITY

On March 24, 2005, the Company adopted an employee stock incentive plan setting aside 500,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.   A compensation committee appointed by the Board of Directors has the right to grant awards or stock options and administers the plan. On March 30, 2005, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 500,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of December 31, 2006 and December 31, 2005, the Company has issued 462,541 and 252,357 shares respectively under the 2005 Stock Incentive Plan. As of December 31, 2006, 37,459 shares remain unissued under this Plan.

The Company was initially capitalized on November 30, 1993 with the issue of 500,000 shares for $5,000. During 2005 the Company issued 652,357 shares for $651,943 in consulting services; 524,500 shares at $536,170 for employee stock awards; 78,067 shares for $54,647 in debt reduction; 842,511 shares to retire $881,536 in convertible notes; and 2,564,819 shares for $, 296,483 in cash in private placements. During 2006, the Company issued 205,000 shares for consulting and legal services valued at $230,753; 370,000 shares previously subscribed for cash in private placements; 412,902 shares to retire principal and interest on outstanding bridge loans; 1,814,260 shares in private placements for $655,000; 110,000 shares for legal fees valued at $48,000; 600,000 shares for consultants for fees valued at $330,000; 50,000 shares for investment banking fees and services valued at $17,500; 173,750 shares for employees in lieu of pay and for signing bonuses valued at $57,375, and 100,000 shares to be issued in connection with the receipt of $100,000 in convertible bridge notes. The total common stock issued and outstanding at December 31, 2006 is 21,622,243 , shares.

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

On February 11, 2004 the company granted 5-year stock options to purchase 600,000 shares of restricted common stock at $0.50 per share to consultants assisting in company operations. Using a discounted stock price of $0.43, exercise price of $0.50, 5-year option, risk-free rate of 4.1% and a volatility rate of .038 the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of 600,000 options is $18,000. By amendment dated September 6, 2005, the option period has been extended for an additional 5 years, to expire February 11, 2014. At December 31, 2006 and December 31, 2005, none of the options have been exercised.

In October 2005, the Company granted an option to its website developer to purchase 100,000 shares of common stock at a variable price based on market price, exercisable within one year. This option expired without having been exercised.

In September 2006, the Company granted options to each of its directors to purchase 50,000 shares at $0.50. In addition it granted an option to its Chairman, to purchase 150,000 shares at $0.50. The options may be exercised at any time within five (5) years of the date of grant. Using a discounted stock price of $0.49, exercise price of $0.50, 5-year option, risk-free rate of 5.35% and a volatility rate of .052 the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of 300,000 options is $32,216. At December 31, 2006, none of the options have been exercised.

Outstanding stock options are as follows:

Shares
Balance, December 31, 2004	700,000
Granted, 2005	0
Expired, 2005	(100,000)
Balance, December 31, 2005	600,000
Granted, 2006	300,000
Expired, 2006	0
Balance, December 31, 2006	900,000

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and December 31, 2005

Note 5. INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative Net Operating Loss of $12,527,800. The total valuation allowance is equal to the total deferred tax asset.

	Yr. Ended	Yr. Ended
	2006	2005
Deferred Tax Asset	$4,384,730	$3,522,580
Valuation Allowance	$(4,384,730)	$(3,522,580)
Current Taxes Payable	-	-
Income Tax Expense	-	-

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1993-2003	$4,119,312	2013-2023
2004	$1,893,331	2024
2005	$4,051,870	2025
2006	$2,463,287	2026
Total	$12,527,800

Note 6. LEASES AND OTHER COMMITMENTS

The Company uses space provided at no cost by officers and directors.

Note 7. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception with an accumulated deficit of $12,527,800 as of December 31, 2006. The Company has not generated meaningful revenues in the last 2 years. The Company has a working capital deficit of $3,185,115 as of December 31, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans

The Company has expended considerable efforts in working with its contract manufacturer in order to begin the production of its new line of products. The Company expects that the first units will be produced in 2007 with sales and delivery to also commence during such period. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. The Company has continued to focus development efforts on the commercialization of its patent pending Paradigm™ technology. To date the Company has not been successful in developing a cost effective means to commercialize the technology into a consumer product line. The Company is currently negotiating with a critical supplier to jointly complete the engineering and commercialization process and then subsequently engage in engineering for manufacturing phase. The Company has developed a sales and distribution network.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and December 31, 2005

Note 7. GOING CONCERN - continued

The Company is negotiating with several broker-dealers with a view to completing further private placements to fund our business strategy, but to date the Company has not yet concluded any such arrangement. The Company’s business strategy requires it to raise in excess of $3 million over the next 12 month period in order to fully execute its business plan. Management believes that, in order to properly exploit the introduction of its products, it will be necessary to be positioned not only as a quality supplier of products, but also able to supply a sufficient volume of product to meet wholesale demand.

Note 8. PENDING LITIGATION

Distributor Suit . Prior to the acquisition of Envirotech, by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998. On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years. The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on all assets of Envirotech, tangible and intangible, granted to the Senior Secured Creditor in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees. As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be filed of record so long as no default existed. On May 3, 2004, the distributor claimed a breach and filed the Stipulated Judgment. Management believes no default existed to warrant the filing of the judgment. With the filing of the Bankruptcy Petition by Envirotech (see below), this action was stayed. However, with the dismissal of the Chapter 11 Proceedings on February 28, 2006, this judgment is once again a claim against the assets of Envirotech, subject, however, to the claims and rights of the Senior Secured Creditor.

Seitz Suit . In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). The Company is not affiliated with Envirotech of Texas, Inc. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. At a subsequent hearing on February 28, 2007, the Court indicated that it would reconsider and modify the wording on the scope of the preliminary injunction. Additionally, the Court allowed Seitz to amend his complaint. Seitz filed his amended complaint attempting to expand the complaint to also cover Skye, Valeo and the FORTIS™ product. Skye and Valeo have filed motions to dismiss this amended complaint, and Envirotech has filed a ten count counterclaim against Seitz. Envirotech continues to aggressively defend the Seitz suit and will pursue this litigation to conclusion.

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and December 31, 2005

Note 8. PENDING LITIGATION - continued

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

Shareholder Derivative Action. In May 2006 a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named as a nominal defendant and there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to former consultants to the Company, as well as prior issuances of stock to certain members of current management. Among other things the plaintiffs seek to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded that they return the shares to the Company. The costs likely to be incurred by the Company in connection with such indemnities will be significant. The Company has filed extensive counter and cross-claims. The matter is currently pending and the Company is awaiting a decision of the Court after the TRO hearing on February 21 and 22, 2007.

Berry-Shino Claim . The Company has on several occasions during the past three years utilized the services of Berry-Shino Securities, Inc., Scottsdale, Arizona, in raising various forms of financing to further its business plan and operations. In the course of each of these engagements, the Company has paid Berry-Shino various fees and expenses and has issued a certain number of shares of its Common Stock to Berry-Shino. The Company has recently received correspondence from Berry-Shino stating that it believes it is entitled to be issued an additional 456,500 shares of Common Stock as additional consideration for its services. The Company has reviewed the validity of the entitlement and a proposed settlement of this claim has been proffered subject to the approval of the Board of Directors of the Company at its next meeting.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and December 31, 2005

Note 8. PENDING LITIGATION - continued

Pending Arbitrations. The Company is party to two separate arbitrations. The first matter involves Skye and Lawrence K. White in an action first filed in Arizona State Court and later removed to arbitration. Mr. White seeks payment to him of fees in the amount of approximately $7,000, and punitive and other damages in an amount totalling approximately $100,000 in a matter related to certain accounting consulting services rendered to Skye in 2006. The second matter involves Skye and its former independent auditors, Semple & Cooper, LLP relating to unpaid audit and accounting fees in the amount of approximately $39,000. The Company intends to vigorously defend both actions and may file counterclaims in either or both actions. Both matters are pending and arbitrations are expected to be held before the end of the third quarter 2007.

Claim by Director William Papazian for Legal Defense and Indemnity. The Company is a party to an action seeking to require Skye to both “defend” and “indemnify” Director William Papazian from and against costs and liabilities arising in connection with a counterclaim filed by Skye against Mr. Papazian in connection with the Shareholder Derivative Action described above. Though filed by Mr. Papazian in Arizona State Court, the lawsuit has been removed to the jurisdiction of the Federal District Court. The Company seeks an interjudicial transfer of the matter to Federal Judge Roslyn O. Silver, the Judge hearing the Shareholder Derivative Action. The Company’s motion is being opposed by Mr. Papazian and the matter remains pending.

Quick & Confidential Claim. On January 23, 2007, Skye was served with a complaint filed in Arizona State Court by Quick & Confidential Inc. who seeks the payment of fees to it in the amount of approximately $13,000 in connection with legal copying services. The Company intends to seek a settlement of this matter.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Company nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.