Form 10QSB
period 2007-03-31
SKYE INTERNATIONAL, INC
filed 2007-05-21
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to __________

COMMISSION FILE NUMBER: 000-27549

SKYE INTERNATIONAL, INC.
(Exact name of Company as specified in its charter)

NEVADA	88-0362112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7701 E. Gray Road, Suite 4 Scottsdale, AZ 85260
(Address of principal executive offices) (Zip Code)

Company's telephone number: (480) 993-2300

7650 E. Evans Road, Suite C Scottsdale, AZ 85260
(Former name, address and phone number if changed since last report)

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

 As of March 31, 2007 - 22,569,243 common shares of $0.001 par value.

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

PART I.   FINANCIAL INFORMATION

ITEM 1    Financial Statements (unaudited)

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2007	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	36,272	8,672
Accounts Receivable, Net	-	-
Inventory at Cost	163,010	163,062
Prepaid Expenses	99,379	99,379

Total Current Assets	298,661	271,112

EQUIPMENT, NET	42,554	43,921

OTHER ASSETS
Patents and Software, Net	-	-
Deposits	-	-
Intangible Assets	-	-

Total Other Assets	-	-

Total Assets	341,215	315,034

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	2,061,671	2,160,624
Other Payables	23,649	31,132
Notes Payable	1,198,512	1,053,615
Accrued Interest Payable	76,267	72,917
Warranty Accrual	34,570	34,570
Customer Deposits	103,371	103,371
	3,498,040	3,456,228

Total Liabilities	3,498,040	3,456,228

CONSOLIDATED BALANCE SHEETS - continued

STOCKHOLDERS' EQUITY
Common Stock authorized is
100,000,000 shares at $0.001par value.
Issued and outstanding on December 31,
2006 were 22,569,243 shares, December 31,
2006 were 21,622,243 shares, December 31,	22,569	21,622

Common Stock Subscribed	108,675	108,675

Paid in Capital	9,444,761	9,256,308

Accumulated Deficit	(12,732,830)	(12,527,800)

Total Stockholders' Equity (Deficit)	(3,156,824)	(3,141,194)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	341,215	315,034
The accompanying notes are an integral part of these statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
INCOME
Product Sales	$-	$8,032
Other Income	-	2,600

Total Income	-	10,632

Cost of Goods Sold	24,142	1,074

Gross Income	(24,142)	9,558

EXPENSES
Legal and Professional	109,035	456,941
General and Administrative	22,767	193,611
Research and Development	30,000	-
Advertising/Marketing	-	27,929
Loss on Disposal of Assets	-	-
Depreciation	2,761	1,906

Total Expenses	164,563	680,387

OTHER INCOME AND (EXPENSE):
Interest Expense	18,478	8,631
GainonExtinguishment of Indebtedness	(2,153)	-
	16,325	689,018

Net (Loss) before Income Taxes	(205,030)	(679,460)

Income Tax Expense	-	-

NET (LOSS)	(205,030)	(679,460)

Basic and diluted (loss) per share	$(0.01)	$(0.04)

Weighted Average Number of Common
Shares Outstanding	21,622,243	18,197,287

The accompanying notes are an integral part of these statements.

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Mos.	Three Mos.
	Ended	Ended
	March 31,	March 31,
	2007	2006

Operating Activities

Net (Loss)	$(205,030)	$(679,460)

Depreciation Expense.	2,761	1,906
Changes in assets and liabilities:
Inventory	52	(52,542)
Accounts Receivable	-	(7,127)
Prepaid Expense	-	(1,500)
Deposits	-	-
Accrued Interest Payable	3,350	2,070
Accounts Payable	(106,436)	-
Notes Payable	144,897	-
Customer Deposits	-	-

Net Cash Provided by Operating Activities	(160,406)	(263,744)

Investing Activities

Purchase/Disposal of Assets	(1,394)	(986)

Net Cash (Used) by Investing Activities	(1,394)	(986)

Financing Activities

Shares issued for services rendered.	188,400	205,500
Shares issued to retire debt and interest.	1,000	-
Stock Subscriptions	-	(155,000)
Proceeds from sale of Common Stock	-	210,000
Discount on Convertible Debt	-	-
Stock Options Granted	-	-

Net Cash Provided by Financing Activities	189,400	260,500

Net Increase/(Decrease) in Cash	27,600	(4,230)

Cash, Beginning of Period	8,672	2,711

Cash, End of Period	$36,272	$(1,519)

Supplemental Information:
Taxes	-	-
Interest Expense	$18,476	$10,510

The accompanying notes are an integral part of these statements.

Skye International, Inc., and Subsidiaries
STATEMENT OF STOCKHOLDER'S DEFICIT
(Unaudited)

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Balance December 31, 2000	580,000	$580		$333,920	$(828,006)	$(493,506)

Common Shares issued for Services	52,500	53		52,447		52,500
Contribution to Capital				24,265		24,265
Common Shares issued to retire
Convertible Note and accrued Interest	60,000	60		187,022		187,082
Net (Loss)					(120,900)	(120,900)

Balance December 31, 2001	692,500	$693		$597,654	$(948,906)	$(350,559)

Common Shares issued for cash	104,778	105		96,895		97,000
Common Shares issued for services	455,800	455		110,045		110,500
Common Shares issued for prepaid
service	162,500	163		16,087		16,250
Common Shares issued for proposed
business acquisition	6,433,406	6,433		896,997		903,430
Common Shares issued to retire
convertible note and accrued Interest	60,000	60		200,670		200,730
Common Shares issued to retire debt	22,500	22		23,272		23,294
Net (Loss)					-2,798,586	(2,798,586)

Balance December 31, 2002	7,931,484	$7,931		$1,941,620	$(3,747,492)	$(1,797,941)

Common Shares issued for Cash	434,894	435		967,925		968,360

Common Shares issued in recapitalization	3,008,078	3,008		(166,940)		(163,932)
Net (Loss)					(371,821)	(371,821)

Balance December 31, 2003	11,374,456	$11,374		$2,742,605	$(4,119,313)	$(1,365,334)

Common Shares issued for services	800,000	800		228,080		228,880

Common Shares issued to retire Debt and interest of $91,281	172,354	172		91,109		91,281

Common Shares issued for cash	66,667	67		16,600		16,667
through exercise of warrants

Common Shares cancelled in	(2,075,000)	-2,075		2,075		-
acquisition settlement

Common Stock Options issued for				19,000		19,000
services

Common Stock issued for prepaid	2,250,000	2,250		110,250		112,500
services

Common Shares valued at $159,876	537,500	538		159,338		159,876
Issued to obtain $1,075,000 debt
Net (Loss)					(1,893,330)	(1,893,330)

Balance December 31, 2004	13,125,977	$13,126		$3,369,057	$(6,012,643)	$(2,630,460)

STATEMENT OF STOCKHOLDER'S DEFICIT - continued

Balance December 31, 2004	13,125,977	$13,126		$3,369,057	$(6,012,643)	$(2,630,460)

Common Stock granted but not			275,000			275,000
issued until 2006

Common Stock granted in 2004 but				945,000		945,000
not earned by related party
consulting agreements until 2005

Common Shares issued for
consulting and outside services	260,525	261		237,162		237,423

Common Shares issued in	391,832	392		414,129		414,521
conjunction with related party consulting contracts

Issuance of common stock for	524,500	525		535,646		536,170
employee stock Awards

Issuance of common stock to reduce	78,067	78		52,266		52,344
existing debt

Common Shares Issued in
connection with Debt	50000	50		12450		12,500

Conversion of convertible bridge	842,511	843		462,539		463,382
notes into common stock

Issuance of common stock in private	2,564,819	2,565		1,408,085		1,410,650
placements

Net (Loss)					(4,051,870)	(4,051,870)

Balance December 31, 2005	17,838,231	$17,839	$275,000	$7,436,333	$(10,064,513)	$(2,335,340)

Common Shares issued in conjunction with	378,750	379		262,496		262,875
related party consulting services and to
employees for services

Common Shares issued for	808,100	808		420,444		421,252
consulting and outside services

Common Shares issued in private	370,000	370	-210,000	209,630		0
placements, previously subscribed

Common Shares subscribed			43,675			43,675

Common Stock options issued for services				32,216		32,216

Discount on Convertible Debt				15,922		15,922

Common Shares issued to retire debt and interest	412,902	413		226,080		226,493

Common Shares issued in private stock	1,814,260	1,814		653,186		655,000
placements

Net (Loss)					(2,463,287)	(2,463,287)

Balance December 31, 2006	21,622,243	$21,623	$108,675	$9,256,308	$(12,527,800)	$(3,141,194)

STATEMENT OF STOCKHOLDER'S DEFICIT - continued

Balance December 31, 2006	21,622,243	$21,623	$108,675	$9,256,308	$(12,527,800)	$(3,141,194)

Common Shares issued in conjunction with
related party consulting services and to
employees for services	192,000	192		38,208		38,400

Common Shares issued for
consulting and outside services	750,000	750		149,250		150,000

Common Shares issued to retire debt
and interest	5,000	5		995		1,000

Net (Loss)					(205,030)	(205,030)

Balance March 31, 2007	22,569,243	$22,570	$108,675	$9,444,761	$(12,732,830)	$(3,156,824)

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006

Note 1.  THE COMPANY - continued

On August 6, 2004, Envirotech filed a voluntary petition with the United States Bankruptcy Court for the District of Arizona (Case No. 2:04-13908-RTB ) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve all existing litigation, judgments and efforts to collect on judgments entered against Envirotech. On December 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. This Plan was not approved and in January 2006, the Company’s motion to withdraw its Chapter 11 filing was granted by the Bankruptcy Court for the District of Arizona without prejudice or relief from any of its liabilities previously classified as Subject to Compromise,

As such, the accompanying Consolidated Financial Statement for the three months ended March 31, 2007, March 31, 2006, and the year ended December 31, 2006 were not prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (See Note 2) which requires that all pre-petition liabilities subject to compromise are segregated in the consolidated balance sheets as of end of the respective years and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims with liabilities not subject to compromise being separately classified.

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

The accompanying comparative Consolidated Financial Statements for the three months ended March 31, 2007, March 31, 2006, and the year ended December 31, 2006 have been restated to reflect the Company’s withdrawal of its bankruptcy court petition.

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
March 31, 2007 and December 31, 2006

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. Including promissory notes, and related party liabilities, the fair value of these financial instruments approximates their carrying amount as of March 31, 2007 and December 31, 2006 due to the nature of or the short maturity of these instruments.

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
March 31, 2007 and December 31, 2006

Note 2.  SIGNIFICANT ACCOUNTING POLICIES  - continued

Marketing Strategy

The Company sells to large wholesale distributors through its network of manufacturer’s representatives.. The Company has periodically advertised on cable television stations, at trade shows and through trade magazines and it maintains a website.

Revenue Recognition

The Company records sales when revenue is earned. The Company sells on credit to its distributors and manufacturer’s representatives. Due to the Company’s Warranty and Right of Return policy, six percent of the sales are recognized immediately and the balance is recognized 25 - 40 days after shipment of the product to the customer. All shipments are FOB shipping point. Sales to distributors and manufacturer’s representatives are sold FOB shipping point with receivables recorded 25 to 40 days post shipping. In 2005, substantially all of the Company’s gross revenues of $172,169 were generated by the Valeo subsidiary and were generated through sales of the ESI-2000 unit to individuals over the internet, the majority of whom paid in advance by credit card payments. The Company no longer manufactures the ESI-2000 product lines and so the Company plans to refund the purchase price paid for undelivered heaters or, alternatively, to ship new heaters to those customers that did not receive delivery of an ESI-2000 heater. The Company had no revenue from sales of products during 2006 or during the three-month period ended March 31, 2007.

Accounts Receivable

Accounts receivable are recorded when an order is received from a distributor and shipped. An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts.  Net accounts receivable is as follows:

	Mar. 31, 2007		Dec. 31, 2006
Accounts Receivable	$-0-		$-0-
Less: Allowance for Doubtful Accounts	(-0-)		(-0-)
Net Accounts Receivable	$-0-	$	$-0-

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from inability of the company’s customers to make the required payments. The company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and external factors that may impact collectability.

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site. Advertising is expensed when incurred. Advertising expense for the three months ended March 31, 2007 and the year ended March 31, 2006, was $-nil- and $27,929 respectively.

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

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which range from two to seven years. Fixed assets consist of the following:

	Mar. 31, 2007	Dec. 31, 2006
Property, Equipment, furniture and Fixtures	$63,016	$61,622
Less: Accumulated Depreciation	(20,461)	(17,701)
Net Fixed Assets	$42,554	$43,921

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006

Note 2.  SIGNIFICANT ACCOUNTING POLICIES  - continued

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

Warranty and Right of Return

In connection with the sale of each product, the Company provides a limited 30-day money back guarantee less a 6% restocking charge. After the 30 days the Company provides a five year warranty on replacement of parts. The tank chamber is warranted not to leak for 10 years. The Company has limited history with claims against its warranty. The Company defers a portion of the revenue as would generally be required for post-contract customer support ("PCS") arrangements under SOP 97-2. Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty. As of March 31, 2007 a total of $34,570 in refunds and warranty allowances were recorded against Product Sales.

Balance of Warranty Accrual for 2003	$3,240
Balance of Warranty Accrual for 2004	9,725
Balance of Warranty Accrual for 2005	21,625
Balance of Warranty Accrual for 2006	0
Balance of Warranty Accrual for 2007	0
Total Warranty Accrual as of March 31, 2007	$34,570

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006

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

Notes payable and capital lease obligations consist of the following:
	Three Mos. Ended	Yr. Ended
	Mar. 31	Dec. 31,
	2006	2006
Convertible Notes, Unsecured, Matured March 2001 bear 12.5% Interest, principle and interest convertible into one common share and one warrant at 75% of the average closing price over the 10-day period prior to conversion. Warrants have expired and notes have not been converted and are in default.	$70,000	$70,000

Convertible Notes, Unsecured, Matured one-year from issue date, bear 10% Interest payable quarterly, principle and interest convertible into one common share for each outstanding $1.00. Forty notes were issued between January 23, 2004 and January 15, 2005. Of these notes, thirty six had been either repaid or converted at December 31, 2005. Of the remaining four notes, three were converted in April 2006; the fourth has not been converted or repaid and is in default. Aggregate Amount:	$15,000	$215,000

Demand Note with Attorneys, 6% Interest, All Assets of Subsidiary, Envirotech, pledged as Collateral; Note is in default. Note has been acquired by Envirotech’s parent, Skye	$194,895	$194,895

Demand Note with Former Distributor of Subsidiary, Envirotech, in Settlement and Repurchase of Distributorship Territory, 7% Interest; Note is in default	$519,074	$519,074

Demand Note Made by Subsidiary, Envirotech, 10% Interest, Payable Monthly; Note is in default	$11,880	$11,880

Demand Note Made by Subsidiary, Envirotech, 6% Interest; Note is in default	$35,000	$35,000

Demand Note Made by Subsidiary, Envirotech; Note is in default	$72,391	$72,391

Demand Note Made by ION Tankless in favor of related party;	$120,000	$120,000-

Demand Note Made by Valeo in favor of related party;	$13,000	$13,000-

Demand Note Made by Skye in favor of related party;	$65,000	$65,000-

Convertible Notes, Unsecured, Issued March 2006, Matured March 2007, bear 5% Interest, principle and interest convertible into one common share $0.55 per share. Notes have not been converted and are now in default.	$75,000	$75,000

Demand Note Made by SKYE in favor of consultants; Note is in default	$10,000	$10,000

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006

Note 4.  STOCKHOLDERS’ EQUITY

On March 24, 2005, the Company adopted an employee stock incentive plan setting aside 500,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.   A compensation committee appointed by the Board of Directors has the right to grant awards or stock options and administers the plan. On March 30, 2005, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 500,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of March 31, 2007 and December 31, 2006, the Company has issued 462,541 shares under the 2005 Stock Incentive Plan. No shares were issued under the Plan during the three months ended March 31, 2007. As of March 31, 2007, 37,459 shares remain unissued under this Plan.

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

During the three months ended March 31, 2007, the Company issued 942,000 shares for consulting and legal services valued at 188,400, and 5,000 shares to retire debt in the amount of $3,153. The total common stock issued and outstanding at March 31, 2007 is 22,569,243, shares.

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

On February 11, 2004 the company granted 5-year stock options to purchase 600,000 shares of restricted common stock at $0.50 per share to consultants assisting in company operations. Using a discounted stock price of $0.43, exercise price of $0.50, 5-year option, risk-free rate of 4.1% and a volatility rate of .038 the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of 600,000 options is $18,000. By amendment dated September 6, 2005, the option period has been extended for an additional 5 years, to expire February 11, 2014. At March 31, 2007 and December 31, 2006, none of the options have been exercised.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006

Note 4.  STOCKHOLDERS’ EQUITY - continued

In October 2005, the Company granted an option to its website developer to purchase 100,000 shares of common stock at a variable price based on market price, exercisable within one year. This option expired without having been exercised.

In September 2006, the Company granted options to each of its directors to purchase 50,000 shares at $0.50. In addition it granted an option to its Chairman, to purchase 150,000 shares at $0.50. The options may be exercised at any time within five (5) years of the date of grant. Using a discounted stock price of $0.49, exercise price of $0.50, 5-year option, risk-free rate of 5.35% and a volatility rate of .052 the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of 300,000 options is $32,216. At March 31, 2007 and December 31, 2006, none of the options have been exercised.

Outstanding stock options are as follows:

Shares
Balance, December 31, 2004	700,000
Granted, 2005	0
Expired, 2005	(100,000)
Balance, December 31, 2005	600,000
Granted, 2006	300,000
Expired, 2006	0
Balance, December 31, 2006	900,000
Granted 2007	0
Expired 2007	0
Balance March 31, 2007	900,000

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative Net Operating Loss of $12,732,830. The total valuation allowance is equal to the total deferred tax asset.

	Three Mos. Ended Mar 31, 2007	Year Ended Dec. 31, 2006

Deferred Tax Asset	$4,456,491	$4,384,730
Valuation Allowance	$(4,456,491)	$(4,384,730)
Current Taxes Payable	$0	$0
Income Tax Expense	$0	$0

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006

Note 5. INCOME TAXES - continued

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1993-2003	$4,119,312	2013-2023
2004	$1,893,331	2024
2005	$4,051,870	2025
2006	$2,463,287	2026
2007	$71,760	2027
Total	$12,732,830

Note 6. LEASES AND OTHER COMMITMENTS

The Company uses space provided at no cost by officers and directors.

Note 7. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception with an accumulated deficit of $12,732,830 as of March 31, 2007. The Company has not generated meaningful revenues in the last 2 years. The Company has a working capital deficit of $3,199,379 as of March 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006

Note 8. PENDING LITIGATION - continued

Seitz Suit . In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). The Company is not affiliated with Envirotech of Texas, Inc. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. At a subsequent hearing on February 28, 2007, the Court indicated that it would reconsider and modify the wording on the scope of the preliminary injunction. This matter is still under review. Additionally, the Court allowed Seitz to amend his complaint. Seitz filed his amended complaint attempting to expand the complaint to also cover Skye, Valeo and the FORTIS™ product. Skye and Valeo have filed motions to dismiss Skye and Valeo which are being considered. In addition, Envirotech has filed a ten count counterclaim against Seitz. Envirotech continues to aggressively defend the Seitz suit and will pursue this litigation to conclusion.

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006

Note 8. PENDING LITIGATION - continued

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

Shareholder Derivative Action. In May 2006 a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named as a nominal defendant and there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to former consultants to the Company, as well as prior issuances of stock to certain members of current management. Among other things the plaintiffs seek to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded that they return the shares to the Company. The costs likely to be incurred by the Company in connection with such indemnities will be significant. The Company has filed extensive counter and third party claims. The matter came before the Court in a Hearing on February 21-22, 2007 for a Temporary Restraining Order sought by the Plaintiff’s.

On May 2, 2007, Judge Roslyn O. Silver of the United States District Court for the District of Arizona issued an Order rejecting the Plaintiffs’ requested Preliminary Injunction relief in the pending Skye Shareholder’s Derivative Lawsuit, Stebbins v. Johnson, Civil Action No. 06-1291-PHX-ROS. The Court also dissolved all restrictions imposed by a prior Temporary Restraining Order and Stipulated Order, which frees the Company to conduct its corporate business without any further interference or restraint by the Court or the Plaintiffs.  In the Order, the District of Arizona found that none of the Plaintiffs’ arguments were convincing, the Plaintiffs failed to present any evidence that would support a finding of corporate fraud or waste, and the Plaintiffs had made no showing of likelihood of success on the merits of their claims. During a ten month investigation into the matter following the filing of the lawsuit, the Company and its counsel determined that there was no merit to the claims made by Plaintiffs. After reporting the results of this investigation to the Board of Directors, the Company’s Board of Directors took affirmative actions to ratify the Company’s prior actions. After hearing the testimony from five of the Board of Directors and other Skye personnel and consultants at the Preliminary Injunction Hearing on February 21-22, 2007, the District of Arizona accepted the ratification actions of the Skye Board of Directors, which were based on the Board’s reasonable investigation. As a summary of the case, the District of Arizona found that a vast majority of the Stebbins Plaintiffs’ complaint has been rendered moot. Based on the Court’s May 2, 2007 rulings, Judge Silver stated “it is not clear that Plaintiffs have any viable claims remaining” in this case.

Berry-Shino Claim . The Company has on several occasions during the past three years utilized the services of Berry-Shino Securities, Inc., Scottsdale, Arizona, in raising various forms of financing to further its business plan and operations. In the course of each of these engagements, the Company has paid Berry-Shino various fees and expenses and has issued a certain number of shares of its Common Stock to Berry-Shino. The Company has recently received correspondence from Berry-Shino stating that it believes it is entitled to be issued an additional 456,500 shares of Common Stock as additional consideration for its services. The Company has reviewed the validity of the entitlement and has negotiated a settlement of this matter with Berry-Shino resolving this matter.

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

Claim by Director William Papazian for Legal Defense and Indemnity. The Company is a party to an action seeking to require Skye to submit his claim for defense to the D&O carrier, and to both “defend” and “indemnify” Director William Papazian from and against costs and liabilities arising in connection with a third party claim filed by Skye against Mr. Papazian in connection with the Shareholder Derivative Action described above. Though filed by Mr. Papazian in Arizona State Court, the lawsuit has been removed to the jurisdiction of the Federal District Court. The Company seeks an interjudicial transfer of the matter to Federal Judge Roslyn O. Silver, the Judge hearing the Shareholder Derivative Action. The Company’s motion is being opposed by Mr. Papazian and the matter remains pending. The Company’s D&O insurance carrier has denied Mr. Papazian’s claim for coverage.

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

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company’s financial condition and results of operations for the three months ended March 31, 2007 and March 31, 2006. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and in the Company’s Annual Report on Form 10-KSB filed on April 10, 2007, as well as with regard to the Company’s other public filings with the United States Securities and Exchange Commission.

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

Throughout this report, references to “we”, “our”, “us”, “the Company”, and similar terms refer to SKYE International Inc. and its 100% owned Envirotech Systems Worldwide Inc., Valeo Industries Inc. and ION Tankless Inc.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Except as otherwise specified, all references herein to the “Company”, “we” our”, “us” refer to Skye and its wholly-owned subsidiaries, Envirotech, ION and Valeo. The business office of the Company is located at 7701 E. Gray Rd., Suite 4 Scottsdale, Arizona 85260. The Company’s fiscal year ends on December 31.

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

Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on August 6, 2004 (the “Chapter 11 Proceedings”). The Seitz Suit was initially stayed pending the disposition of the Chapter 11 Proceedings, but on September 30, 2005, the Court allowed the plaintiff to re-open the suit. On December 5, 2005, the Court issued a preliminary injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part (sic) any technology embodied in the Model ESI 2000 heater. At a hearing on February 28, 2007, the Court indicated that it would re-examine the wording of this injunction, and this remains under review by the Court. At a hearing on May 17, 2006 the Judge issued a direction to Skye requiring it to engage in the discovery process relative to the FORTIS™ and Paradigm™ products developed by Skye and Ion Tankless. Skye has complied with this direction for additional discovery. On May 16, 2006 the U.S. Patent and Trademark Office issued patent no. 7,046,922 to Ion Tankless, Inc. in connection with its modular tankless water heater technology.

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

ION

Recognizing the dynamic state of the industry and the need for an improved product line, Skye made a decision in early 2004 to pursue its own research and development for new water heating technologies, out of which it could develop a completely new line of products. In January 2004, Skye formed a wholly-owned, non-operating subsidiary, ION Tankless, Inc., through which it has since conducted research and development of alternative heating technologies and products. Skye has invested heavily in a research and development program to develop new and innovative methods of heating water, which has resulted in the filing of several applications for patents with the U.S. Patent and Trademark Office involving dozens of claims. As of the date of this report, several patents have been issued to the company and several more remain pending in the United States and in certain foreign countries, all as more fully detailed elsewhere in this report.. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to Skye or ION, the Company believes that its applications are meritorious and will be granted at least in part.

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

Company Headquarters and Capitalization

The business office of the Company is located 7701 E. Gray Rd., Suite 4 Scottsdale, AZ 85260 where it occupies leased offices that commenced operation on May 1, 2007.

As of March 31, 2007 there were approximately 22,569,243 shares of common stock outstanding and the Company had approximately 259 shareholders of record on that date. As of January 8, 2007 the shares of common stock of the Company are traded on the OTC Bulletin Board under the ticker symbol SKYY. From June 5, 2006 through January 7, 2007 the shares of common stock of the Company were traded on the OTC Pink Sheets under the symbol SKYY. Prior to June 5, 2006, the shares of common stock of the Company were traded on the OTC Bulletin Board under the ticker symbols: SKYY, SKYYE, TSYW, TSYWE, CRRZ and ELUT.

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

The Company has ceased to manufacture the ESI-2000 water heater line of products developed by Envirotech. Our FORTIS™ brand product line, which is expected to be delivered to the market during 2007, is the result of the R&D program discussed above. SKYE’s FORTIS™ series is scalable from 40 amps to 120 amps of heating power and is a microprocessor-controlled electric water heater contained in a compact unit, which is designed to operate in most any climate. SKYE’s new and innovative way of heating water for home and business is contained in a small and easy to install unit.. The FORTIS™ series saves energy, space, water, and is suitable for most areas of the world. SKYE uses advanced technology and high quality parts in the construction of the FORTIS™ series, which provides reliability and longevity. Most anywhere hot water is now being used, SKYE’s electric instantaneous water heaters can likely perform the task more effectively than most other appliances. The FORTIS™ series will heat water only as long as you require hot water, and only at the temperature you desire. Electricity is only used when heated water is required, therefore the cost of heating water could be calculated to be reduced by as much as 20% - 40%. Because the FORTIS™ series is compact it can be easily installed close to where hot water is being used, and it is ideal for hotels, motels, apartments, and homes where space is at a premium. SKYE believes its FORTIS™ series heaters offers one of the most efficient solutions for on-demand hot water available today.

The Company has expended considerable efforts in working with its contract manufacturer, Jabil Circuit, Inc., in order to begin the production of the FORTIS™ line of products. As of March 31, 2007, much of the prepatory work to commence production has been completed and Jabil has completed the manufacturing work cell to commence production. The Company expects that the first FORTIS™ production units will be produced during 2007 with sales and delivery to commence thereafter. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. Once the production and processes have stabilized the Company anticipates that it will seek to move production of the FORTIS™ to a lower cost center in Mexico or China in order to gain additional margin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has also continued to develop its new Paradigm™ technology. Although we have been very excited about the functionality that the Paradigm™ technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently in final negotiations with a critical supplier to (i) jointly complete the engineering and commercialization process, and then (ii) engage in an engineering for manufacturing phase. As we have not yet completed our negotiations there can be no assurance that we will finalize any such agreement, or if we do finalize the agreement, that we will be successful in developing a commercialized product for distribution within a reasonable period of time.

Access to capital remains one of the most pressing considerations for the Company. We have recently funded our operations through the issuance of convertible notes to certain of the Company’s officers and directors. Additionally, we have commenced a brokered private placement of convertible notes for total gross proceeds of up to $1.5 million. Our business strategy will require us to raise in excess of an additional $2 million over the next 12 month period in order to fully execute our current business plan. There can be no assurance that we will be able to raise such additional funding by way of either new debt or equity, and in the event we are unable to raise the funds necessary to fund our business plan it will be necessary to curtail such plans and this could have a detrimental impact on our business. Management believes that, in order to properly exploit the introduction of both the FORTIS™ and Paradigm™ technologies, it will be necessary that we be positioned not only as a quality supplier of products, but that we also be able to supply a sufficient volume of product to meet wholesale demand. We believe that, relative to the wholesale market, there is a very high expectation that product be available in a timely fashion when ordered. In order to meet this expectation we must be capable of not only producing our products in sufficient volume, but holding quantities of product in inventory as well. These things all require capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

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

During the past two years, based on newly developed technology, ION has filed several applications for patents with the United States Patent and Trademark Office, and expects the products offered using this new technology to replace the products previously manufactured by Envirotech. All persons deemed inventors have executed written assignments to ION of proprietary and intellectual property rights relating to the inventions forming the basis of the various applications for patents and the attendant research and development. In November 2005, the Company received notice from the USPTO that the first such patent request has been allowed, which was issued on May 16, 2006 as US Patent No. 7,046,922. On August 8, 2006, the USPTO issued a method patent No, 7,088,915 to ION on the Company’s modular tankless water heater technology. On January 16, 2007, the Company was advised that its wholly owned subsidiary, ION Tankless, Inc., received US Patent No. 7,164,851 entitled "Modular Tankless Water Heater Control Circuitry and Method of Operation" as issued and published by the United States Patent and Trademark Office. On April 17, 2007, the Company received US Patent No. 7,206,506 entitled “Fluid Heating System”. The patent is related to a tube based fluid heating system developed in connection with the Company’s previously announced research and development program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to SKYE or ION, the Company believes that its applications are meritorious and will be granted at least in part.

Materials and Principal Suppliers.

SKYE has retained Jabil Circuit, Inc. (NYSE: JBL) to manufacture its FORTIS™ products, and, as such, is heavily dependent upon Jabil to perform satisfactorily so as to ensure the availability of product for sale. Jabil is required to buy components for SKYE’s products from the market at large, as well as from an approved list of suppliers, including Siemens, AG (electrical components), Lake Monitors (flow sensors), Tru-Heat (heating elements), Hydro Aluminum (extruded heating chamber), and Arnold Bros. (stainless steel sheet metal and components). Although limited production experience has been obtained, SKYE is satisfied that Jabil has the necessary experience to avoid supplier delivery problems. In order to avoid losses associated with lack of production components, SKYE has worked closely with Jabil to identify suppliers that have traditionally performed well in addition to ensuring that multiple suppliers for most components are available. With the exception of certain proprietary components manufactured by Jabil, and the preferred vendors noted above, the balance of components are readily available from a variety of sources both domestically and internationally. SKYE is satisfied that it and Jabil have adequately planned to avoid production disruption resulting from a breakdown in its supply chain.

Research and Development

The Company conducts all of its research and development activities through ION. All employees, contractors and consultants engaged in the research and development process by ION were required to execute non-disclosure, non-competition agreements covering the subject, scope and work product of the program. The Company expended approximately $30,000 during the three-month period ended march 31, 2007; $26,878 in 2006 and $450,000 in 2005 on research and development.

Employees

At March 31, 2007, Skye had one full-time and one part-time employee. Additionally, the Company retained the services of consulting professionals to provide on-going management, legal, accounting and engineering research and development work. The Company anticipates adding several full time employees in the near future in management and for administrative and technical support. Additional employees are expected to be engaged as revenues from operations permit.

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

•	On April 12, William Papazian resigned as a director.

•
On April 17, 2007, the United States Patent and Trademark Office published the Registrant’s patent entitled “Fluid Heating System” as US Patent No. 7,206,506. The patent is related to a tube based fluid heating system developed in connection with the Registrant’s previously announced research and development program.

•	In late April, 2007 the Company reached a settlement with Lawrence K. White after the completion of an arbitration of the dispute, but prior to a decision being rendered in the matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

•	Effective may 1, 2007 the Company moved its principal offices to: 7701 E. Gray Rd., Suite 4 Scottsdale, AZ 85260

•
At a meeting of the Registrant’s Board of Directors on May 3, 2007 a management reorganization was approved that resulted in the appointment of Perry Logan as the Company’s interim President and Chief Executive Officer. Mr. Logan replaced Ronald O. Abernathy, who stepped down as the Registrant’s President to accept an appointment as the Registrant’s Vice President.

•
On May 2, 2007, Judge Roslyn O. Silver of the United States District Court for the District of Arizona issued an Order rejecting the Plaintiffs’ requested Preliminary Injunction relief in the pending Skye Shareholder’s Derivative Lawsuit, Stebbins v. Johnson, Civil Action No. 06-1291-PHX-ROS. The Court also dissolved all restrictions imposed by a prior Temporary Restraining Order and Stipulated Order, which frees the Company to conduct its corporate business without any further interference or restraint by the Court or the Stebbins Plaintiffs. As a summary of the case, the District of Arizona found that a vast majority of the Stebbins Plaintiffs’ complaint has been rendered moot. Based on the Court’s May 2, 2007 rulings, Judge Silver stated “it is not clear that Plaintiffs have any viable claims remaining” in this case. The District of Arizona also ruled on other matters, including a ruling that the prior Answer and Counterclaim filed by Skye did not comply with the proper form of such a pleading under Rule 8 of the Federal Rules of Civil Procedure.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2007 and 2006 Compared.

The following table is a summary of our operations for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006

	For the Three Months Ended Mar 31, 2007	For the Three Months Ended Mar. 31, 2006
Revenues	$-	$10,632

Cost of Sales	$24,142	$1,074

General and Administrative Expenses	$131,802	$193,611

Research and development	$30,000	$-

Total Operating Expenses	$164,563	$680,387

Net Income (Loss)	$(205,030)	$(679,460)

Revenues

For the Three months ended March 31:	2007	2006	Increase/(decrease)
			$	%
Revenue	$ -	$ 10,632	$ (10,632)	(100%)

Revenues for the three months ended march 31, 2007 were $NIL, compared to revenues of $10,632 in the three months ended March 31, 2006. The decreases in revenue is attributable to the cessation all sales of ESI-2000 products and parts pending the launch of the Company’s FORTIS™ product line.

General and Administrative expenses

For the three months ended March 31:	2007	2006	Increase/(decrease)
			$	%
General & Administrative expenses	$ 131,802	$ 193,611	$ (61,809)	(32%)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and administrative expenses reduced by 32% reflecting the fact that the Company no longer made lease payments for its principal offices. During the period the Company’s operations were conducted from sub-leased premises offered to the Company at no-charge. During the three month period ended March 31, 2007 the Company continued to operate at minimal staffing levels as it completed the balance of development work on its pending FORTIS™ product line. We anticipate an increase in the general and administrative expenses by the Company as we add more operational and administrative personnel, legal and other professional assistance with our continued efforts to execute our business plan and market our products in the US and Canada. We anticipate this transition to create up-front costs, as well as continuing costs for additional personnel.

Total Operating Expenses
For the three months ended March 31:	2007	2006	Increase/(decrease)
			$	%
Total operating expenses	$ 164,563	$ 680,387	$(515,824)	(76%)

Overall operating expenses decreased by approximately 76% as a result of decreased legal fees in connection with various legal matters described in this report. Additionally, minimal expenses were incurred during the first three months of 2007 as the Company focused its principal efforts on completing the FORTIS™ product line and readying it for production. Legal and professional fees accounted for $109,035 of the total operating expenses of $164,563.

Net Loss
For the three months ended March 31:	2007	2006	Increase/(decrease)
			$
Net Profit (Loss)	$ (205,030)	$ (679,460)	($474,430)

The net loss for the three months ended March 31, 2007 was $205,030, versus a net loss of $679,460 for the three months ended March 31, 2006. The significant decreases resulted from a reduction in legal expenses in connection with legal matters discussed elsewhere in this report, as well as a reduction for personnel and lease/occupancy costs while the company occupied sub-leased offices awaiting its move to its new offices effective May 1, 2007. The Company expects to commence sales of its FORTIS™ product during 2007.

Liquidity and Capital Resources at March 31, 2007 and December 31, 2006.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	March 31,	December 31,
	2007	2006
Total Assets	$341,215	$315,034
Accumulated Deficit	$(12,732,830)	$(12,527,800)
Stockholders’ Equity (Deficit)	$(3,156,824)	$(3,141,194)

Working Capital (Deficit)	$(3,199,379)	$(3,185,116)

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of common stock and cash generated from our operations. As we continue our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant revenues. The Company expects to commence limited sales of its FORTIS™ product line during the third quarter of 2007.

The Company expects that additional operating losses will occur until revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funds to complete the ramping up for production of the FORTIS™, and to fully implement its marketing plans and for continued operations. Additionally, the Company will also require further development funds in order to finalize a commercialized version of its consumer product utilizing the patented Paradigm™ technology. We anticipate obtaining additional financing to fund operations through common stock offerings, debt offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations. This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

As of March 31, 2007, the existing capital and anticipated funds from operations were not sufficient to sustain normal operations, or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing will likely have a negative impact on our financial condition and our stockholders.

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

Off-Balance Sheet Arrangements.

During the three-month period ended March 31, 2007, the Company did not enter into nor was it a party to any off-balance sheet arrangement other than as previously disclosed in prior filings, including the Company’s Annual Report on form 10KSB for the period ending December 31, 2006. Other than as previously disclosed, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Prior to the development of new technology, the Company was dependent upon the operations of Envirotech for its revenue. The Company expects that additional operating losses will occur until new product sales in the market commence and the resulting revenue is sufficient to offset the level of costs incurred for ongoing marketing, sales and product development. The Company is subject to all of the risks inherent in establishing a new business enterprise. Since the Company has a very limited record of operations, there can be no assurance that its business plan will be successful. The potential for success of the Company must be considered in light of the significant problems, expenses, difficulties, complications and delays experienced by the Company to date; and as are frequently encountered with the start-up of new businesses. A prospective investor should be aware that if the Company is not successful in achieving its goals and achieving profitability, any money invested in the Company will be lost. The Company’s management team believes that its success depends on the Company’s ability to complete product development and obtain regulatory approval, then in manufacturing, marketing and selling its products and, over the longer term, in developing new products for which larger markets are possible.

The Company has not had sufficient funds to date with which to even partially implement its business plans. We cannot be certain that our business strategy will be successful because these strategies are unproven. There can be no assurance that the Company will generate sufficient revenues to the extent necessary to render it profitable. There can be no assurance that management has accurately forecast the Company's performance or that planned operations will lead to profits in the future. In addition, outside of product know-how, intellectual property and contractual relationships, the Company has only very limited hard assets, the value of which is far less than the accrued payables of the Company as of the date of this report. If the Company is unable to develop marketable products, obtain customers and/or generate sufficient revenues so that it can profitably operate, the Company's business will not succeed. We will be particularly susceptible to the significant risks and uncertainties as described in these risk factors, and we will be more likely to incur the expenses associated with addressing such risks. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as those that we expect will serve as our target markets. Accordingly, purchasers of Units must be in a financial position to bear the risk of loss of their entire investment in the Company.

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

Competition.

The water heater market is mature, highly concentrated and highly competitive, and steep discounts and rebates as high as 30% or more are standard. Some contractors are loyal to favorite brands and on occasion resistant to tankless systems, and the plumbing industry is on occasion also resistant to tankless systems, particularly electric powered tankless units. Pricing competition has increased in recent years, and major manufacturers are increasing their expenditures on research and development. Conventional water heaters (tank heaters) are slightly more efficient and reliable than conventional tank water heaters in previous years. There are several companies around the world who manufacture water heaters, conventional and tankless. It is reasonable to expect to encounter intense competition in all aspects of our business and that such competition would increase. Substantial competition could emerge at any time. Many of our competitors and potential competitors have longer operating histories and significantly greater experience, resources, and managerial, financial, technical, and marketing capabilities than us. In addition, many of these competitors offer a wider range of products and services than we contemplate offering. Many current and potential competitors also have greater name recognition, industry contacts and more extensive customer bases that could be leveraged to accelerate their competitive activity. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and also with third parties to enhance their products and services in this space. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business. This intense competition, and the impact it has on the valuation of companies of this nature, could limit our opportunities and have a materially adverse effect on the Company’s profitability or viability.

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

Envirotech was granted a patent by the United States Patent and Trademark Office for its Modular Electronic Water Heater (ETWH) (Patent No. US 6,389,226 B1). Proprietary rights to the design of the ETWH were Envirotech’s principal assets. The existing patent and intellectual property of Envirotech were assigned as collateral for debts owed by Envirotech for legal services arising prior to the acquisition of Envirotech by SKYE. Envirotech, in 2005, discontinued production of all models of the ESI-2000 tankless water heater previously manufactured by it. On December 5, 2005 by order of Judge Lee Rosenthal of the US District Court for the Southern District of Texas in Houston a preliminary injunction against the Company was issued in connection with the civil action H-02-4782 between David Seitz and Microtherm (as Plaintiff) and Envirotech (as Defendant and Plaintiff by counterclaim) enjoining the Company and others from manufacturing, assembling, selling or offering for sale, any Product (as defined in the order) including the Envirotech ESI-2000 heater, any other heater regardless of its model number utilizing parts from the ESI-2000 or any other heater, regardless of its model number, utilizing in whole any part any technology embodied in the ESI-2000 heater (sic). The Court has indicated that it is considering re-wording of the preliminary injunction, which is still under advisement.

The new line of tankless water heaters designed by the Company do not, in the opinion of the Company, utilize the technology embodied in the Envirotech patent or technology related to the ESI-2000 product, and are constructed using parts and operational methodologies distinct from the Envirotech ESI-2000 heater. The Company does not intend to produce any further ESI-2000 heaters and believes all future water heaters will embody designs and technologies related to newly developed intellectual property of the Company’s research and design subsidiary Ion Tankless, Inc. There can, however, be no assurance that a third party may claim or continue to claim that the Company’s products infringe any of such third party’s patents or intellectual property. During the past year, based on newly developed technology, SKYE has filed several applications for patents with the United States Patent and Trademark Office, and expects that a range of products using this new technology will replace the products previously manufactured by Envirotech. In November 2005, the Company received notice from the USPTO that the first such patent request had been allowed, which was issued on May 16, 2006 as US Patent No. 7,046,922. On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater technology. On January 16, 2007, the Company was advised that its wholly owned subsidiary, ION Tankless, Inc., received US Patent No. 7,164,851 entitled "Modular Tankless Water Heater Control Circuitry and Method of Operation" as issued and published. On April 17, 2007, the United States Patent and Trademark Office published the Company’s patent entitled “Fluid Heating System” as US Patent No. 7,206,506. The patent is related to a tube based fluid heating system developed in connection with the previously announced research and development program. The Company has filed other patent applications both within and outside the United States and such applications are currently pending before the United States Patent and Trademark Office, as well as other such regulatory bodies in other countries. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to SKYE or ION, the Company believes that its applications are meritorious and will be granted at least in part. It is expected that further research and development undertaken by the Company through its subsidiary, ION Tankless, Inc., will result in the issuance of more patents. However, there is no guarantee that the concepts and technologies we use in the future will be patentable.

Effective Protection may not be available for our Trademarks.

Although we have recently applied to register our trademarks in the United States, we cannot assure you that we will be able to secure significant protection for these marks. Our competitors or others may adopt product or service names similar to "SKYE", thereby impeding our ability to build brand identity and possibly leading to client confusion. Our inability to adequately protect the name "SKYE” could seriously harm our business.

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

Dilution and Board Action To Ratify Prior Share Issuances.

As at March 31, 2007 the Company had 22,569,243 shares issued and outstanding. If the Company issues additional shares either outright or through any future options or warrant programs, or if it requires additional financing, further dilution in value and in the percentage ownership will occur and the dilutive effect could be significant. On February 5, 2007, the Board of Directors passed a resolution to reaffirm and ratify the issuance of a total of 2,250,000 common shares (the “Disputed Shares”) to certain officers and consultants to the Company. Such Disputed Shares had previously been recorded as issued and outstanding and so the Board action will not increase the total issued shares as at the date of this report

Expect to Incur Losses for the Foreseeable Future.

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

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc., the “Seitz Suit”). The Company is not directly affiliated with Envirotech of Texas, Inc., which was a distributor of Envirotech’s products. The suit alleges that Envirotech infringed patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the discovery process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including SKYE, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. At a hearing on May 18, 2006, the Court directed that discovery be expanded to include the technology and products of SKYE, including, specifically the FORTIS™ and Paradigm™ technologies. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. At a subsequent hearing on February 28, 2007, the Court indicated that it would reconsider and modify the wording on the scope of the preliminary injunction. Additionally, the Court allowed Seitz to amend his complaint. Seitz filed his amended complaint attempting to expand the complaint, which the Court is considering. Skye and Valeo filed motions to dismiss this amended complaint but the Court granted Seitz’s motion to include Skye and Valeo as parties to the litigation. Envirotech has filed a ten count counterclaim against Seitz. Envirotech continues to aggressively defend the Seitz suit and will pursue this litigation to conclusion.

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

Conflicts of Interest.

Existing and future officers and directors may have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each may continue to do so. As a result, certain conflicts of interest may exist (or may be alleged by others to exist) between the Company and its officers and/or directors that may not be susceptible to resolution. All potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company and it is the intention of management to minimize any potential conflicts of interest or allegations thereof.

Tax Risks.

There may be tax considerations, risks and uncertainties associated with an investment in the Company’s Shares. Prospective investors should consult their own tax advisors with respect to the tax considerations of making an investment in the Company.

Terms of subsequent financings will adversely impact your investment.

The Company will engage in common equity, debt, or preferred stock financings in the future. Your rights and the value of your investment in the common stock will be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Shares of our preferred stock are likely to be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock are likely to be more advantageous to those investors than to the holders of common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and likely more favorable than the terms of your investment. Shares of common stock which we sell will, at some point, be sold into the market and such market sales will likely adversely affect market price.

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

At March 31, 2007, our accumulated deficit was $12,732,830. We have not been able to generate enough sales to cover our expenses and have survived only by raising funds through the sale of debt and equity securities. We must continue to raise funds in the near future to continue operations. While management has been successful in the past in raising these funds, there is no assurance that management will be successful in raising sufficient funds to continue operations and thus the Company may fail.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Our future existence remains uncertain and the report of our auditors on our December 31, 2004; 2005 and 2006 financial statements contain a “going concern” qualification.

The report of the independent auditors on our financial statements for the years ended December 31, 2004, 2005 and 2006, includes an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations, require additional financing, are subject to significant and costly litigation and need to continue the development and marketing of our products. Ultimately we need to generate additional revenues and attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will ever be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will ever be able to attain profitable operations.

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

Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc., the “Seitz Suit”). The Company is not directly affiliated with Envirotech of Texas, Inc., which was a distributor of Envirotech’s products. The suit alleges that Envirotech infringed patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the discovery process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including SKYE, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology embodied in the Model ESI 2000 heater. At a hearing on May 18, 2006, the Court directed that discovery be expanded to include the technology and products of SKYE, including, specifically the FORTIS™ and Paradigm™ technologies. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. At a subsequent hearing on February 28, 2007, the Court indicated that it would reconsider and modify the wording on the scope of the preliminary injunction. Additionally, the Court allowed Seitz to amend his complaint. Seitz filed his amended complaint to expand the complaint to also cover Skye, Valeo and the FORTIS™ product. The Company has filed motions to dismiss Skye and Valeo which are being considered by the Court. Envirotech has filed a ten count counterclaim against Seitz. Envirotech and Skye continue to aggressively defend the Seitz suit and will pursue this litigation to conclusion.

ITEM 1.   LEGAL PROCEEDINGS - continued

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

Bankruptcy Proceedings. On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona. The filing of this Petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on the judgments. Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, SKYE has not assumed any liability for the Obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement (see above). All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, were stayed during the pendency of the Bankruptcy Proceedings. Envirotech filed a Disclosure Statement and Plan of Reorganization on November 7, 2004 and the Court approved its request to submit the plan to the creditors for approval. The Plan, however, did not receive approval of the Court and Envirotech subsequently filed a Motion to Dismiss the Chapter 11 proceedings which was granted, with prejudice, on February 28, 2006. As a result of this dismissal, all claims and judgments of creditors of Envirotech are likely to be renewed. The Company is currently awaiting a decision of the Bankruptcy Court relating to an application by David Seitz and Microtherm Inc. for sanctions against Envirotech and certain of its officers pertaining to alleged misconduct during the pendency of Envirotech’s bankruptcy.

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

Shareholder Derivative Action. In May 2006 a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named as a nominal defendant and there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to former consultants to the Company, as well as prior issuances of stock to certain members of current management. Among other things the plaintiffs seek to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded that they return the shares to the Company. The costs likely to be incurred by the Company in connection with such indemnities will be significant. The Company has filed extensive counter and third party claims. On May 2, 2007, Judge Roslyn O. Silver of the United States District Court for the District of Arizona issued an Order rejecting the Plaintiffs’ requested Preliminary Injunction relief in the pending Skye Shareholder’s Derivative Lawsuit, Stebbins v. Johnson, Civil Action No. 06-1291-PHX-ROS. The Court also dissolved all restrictions imposed by a prior Temporary Restraining Order and Stipulated Order, which frees the Company to conduct its corporate business without any further interference or restraint by the Court or the Stebbins Plaintiffs. As a summary of the case, the District of Arizona found that a vast majority of the Stebbins Plaintiffs’ complaint has been rendered moot. Based on the Court’s May 2, 2007 rulings, Judge Silver stated “it is not clear that Plaintiffs have any viable claims remaining” in this case. The District of Arizona also ruled on other matters, including a ruling that the prior Answer and Counterclaim filed by Skye did not comply with the proper form of such a pleading under Rule 8 of the Federal Rules of Civil Procedure. The Company has re-filed the counterclaims in a form it believes to be in compliance with such Rule 8.

ITEM 1.   LEGAL PROCEEDINGS - continued

Berry-Shino Claim.  The Company has on several occasions during the past three years utilized the services of Berry-Shino Securities, Inc., Scottsdale, Arizona, in raising various forms of financing to further its business plan and operations. In the course of each of these engagements, the Company has paid Berry-Shino various fees and expenses and has issued a certain number of shares of its Common Stock to Berry-Shino. The Company has received correspondence from Berry-Shino stating that it believes it is entitled to be issued an additional 456,500 shares of Common Stock as additional consideration for its services. The Company has negotiated a settlement of this matter directly with Berry-Shino thereby resolving this matter.

Pending Arbitration. The Company is party to an arbitration between Skye and its former independent auditors, Semple & Cooper, LLP relating to unpaid audit and accounting fees in the amount of approximately $39,000. The Company intends to vigorously defend the matter and may file a counterclaims in the action for, among other things, breach of fiduciary duty, tortious interference, negligent misconduct. The arbitration is expected to be conducted during the third quarter of 2007.

Claim by former Director William Papazian for Legal Defense and Indemnity. The Company is a party to an action seeking to require Skye to submit his claim for defense to the Company’s insurance carrier, and both “defend” and “indemnify” former Director William Papazian from and against costs and liabilities arising in connection with a third party claim filed by Skye against Mr. Papazian in connection with the Shareholder Derivative Action described above. Though filed by Mr. Papazian in Arizona State Court, the lawsuit has been removed to the jurisdiction of the Federal District Court. The Company seeks an interjudicial transfer of the matter to Federal Judge Roslyn O. Silver, the Judge hearing the Shareholder Derivative Action. The Company’s motion is being opposed by Mr. Papazian and the matter remains pending. The Company’s insurance carrier has denied Mr. Papazian’s claim for coverage.

Quick & Confidential Claim.

On January 23, 2007, Skye was served with a complaint filed in Arizona State Court by Quick & Confidential Inc. who seeks the payment of fees to it in the amount of approximately $13,000 in connection with legal copying services. The Company intends to settle this matter.

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

None during the three-month period ended March 31, 2007.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

(a)     Exhibits

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to U.S.C. 18 Section 1350

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

SKYE INTERNATIONAL, INC.

Date: May 21, 2007	/s/ Perry D. Logan
Perry D. Logan
Title: Chief Executive Officer (Interim) and Chief Accounting Officer (Interim)