Form 10QSB
period 2007-06-30
SKYE INTERNATIONAL, INC
filed 2007-08-20
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

N/A
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

 As of June 30, 2007 - 24,704,992 common shares of $0.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30	December 31
	2007	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	3,288	8,672
Accounts Receivable, Net	-	-
Inventory at Cost	223,991	163,062
Prepaid Expenses	-	99,379

Total Current Assets	227,279	271,112

EQUIPMENT, NET	43,993	43,921

OTHER ASSETS
Patents and Software, Net	-	-
Deposits	2,460	-
Intangible Assets	-	-

Total Other Assets	2,460	-

Total Assets	273,732	315,034

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	2,183,773	2,160,624
Other Payables	112,532	31,132
Notes Payable	1,166,076	1,053,615
Accrued Interest Payable	84,042	72,917
Warranty Accrual	34,570	34,570
Customer Deposits	103,371	103,371
	3,684,364	3,456,228

Total Liabilities	3,684,364	3,456,228

CONSOLIDATED BALANCE SHEETS - continued

STOCKHOLDERS' EQUITY

Common Stock authorized is 100,000,000 shares at $0.001 par value. Issued and outstanding on June 30, 2007 were 24,704,992 shares, and December 31, 2006 were 21,622,243 shares	24,705	21,622

Common Stock Subscribed	108,675	108,675

Paid in Capital	9,949,775	9,256,308

Accumulated Deficit	(13,493,787)	(12,527,800)

Total Stockholders' Equity (Deficit)	(3,410,632)	(3,141,194)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	273,732	315,034

The accompanying notes are an integral part of these statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2006

Operating Activities

Net (Loss)	(965,987)	(1,122,615)

Depreciation Expense.	5,522	4,803
Changes in assets and liabilities:
Inventory	(60,929)	(60,691)
Accounts Receivable	-	(9,127)
Prepaid Expense	99,379	534
Deposits	(2,460)	(100,000)
Accrued Interest Payable	11,125	(16,304)
Accounts Payable and Other Payables	104,549	410,235
Notes Payable	112,461	(200,000)
Intangible Assets	-	(3,982)

Net Cash Provided by Operating Activities	(696,340)	(1,097,147)

Investing Activities

Purchase/Disposal of Assets	(5,594)	(986)

Net Cash (Used) by Investing Activities	(5,594)	(986)

Financing Activities

Shares issued for services rendered.	596,550	230,752
Shares issued to retire debt and interest.	100,000	226,493
Stock Subscriptions	-	-
Proceeds from sale of Common Stock		655,000
Discount on Convertible Debt		-
Stock Options Granted		-

Net Cash Provided by Financing Activities	696,550	1,112,245

Net Increase/(Decrease) in Cash	(5,384)	14,112

Cash, Beginning of Period	8,672	2,711

Cash, End of Period	3,288	16,823

Supplemental Information:
Taxes	-	-
Interest Expense	42,444	10,510

The accompanying notes are an integral part of these statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2007	2006
INCOME
Product Sales	-	$8,032
Other Income	-	5,471

Total Income	-	13,503

Cost of Goods Sold	52,117	14,299

Gross Income	(52,117)	(796)

EXPENSES
Legal and Professional	644,490	691,448
General and Administrative	193,565	358,989
Research and Development	30,000	14,247
Advertising/Marketing	-	38,103
Loss on Disposal of Assets	-	-
Depreciation	5,522	4,803

Total Expenses	873,577	1,107,590

OTHER INCOME AND (EXPENSE):
Interest Expense	(42,,446)	(14,229)
Gain on Extinguishment of Indebtedness	2,153	-
	(40,293)	(14,229)

Net (Loss) before Income Taxes	(965,987)	(1,122,615)

Income Tax Expense	-	-

NET (LOSS)	(965,987)	(1,122,615)

Basic and diluted (loss) per share	$(0.04)	$(0.06)

Weighted Average Number of Common
Shares Outstanding	23,163,617	18,305,855

The accompanying notes are an integral part of these statements.

Skye International, Inc., and Subsidiaries
STATEMENT OF STOCKHOLDER'S DEFICIT

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Balance December 31, 2000	580,000	$580		$333,920	$(828,006)	$(493,506)

Common Shares issued for Services	52,500	53		52,447		52,500
Contribution to Capital				24,265		24,265
Common Shares issued to retire
Convertible Note and accrued Interest	60,000	60		187,022		187,082
Net (Loss)					(120,900)	(120,900)

Balance December 31, 2001	692,500	$693		$597,654	$(948,906)	$(350,559)

Common Shares issued for cash	104,778	105		96,895		97,000
Common Shares issued for services	455,800	455		110,045		110,500
Common Shares issued for prepaid
service	162,500	163		16,087		16,250
Common Shares issued for proposed
business acquisition	6,433,406	6,433		896,997		903,430
Common Shares issued to retire
convertible note and accrued Interest	60,000	60		200,670		200,730
Common Shares issued to retire debt	22,500	22		23,272		23,294
Net (Loss)					(2,798,586)	(2,798,586)

Balance December 31, 2002	7,931,484	$7,931		$1,941,620	$(3,747,492)	$(1,797,941)

Common Shares issued for Cash	434,894	435		967,925		968,360

Common Shares issued in recapitalization	3,008,078	3,008		(166,940)		(163,932)
Net (Loss)					(371,821)	(371,821)

Balance December 31, 2003	11,374,456	$11,374		$2,742,605	$(4,119,313)	$(1,365,334)

Common Shares issued for services	800,000	800		228,080		228,880

Common Shares issued to retire Debt and interest of $91,281	172,354	172		91,109		91,281

Common Shares issued for cash through exercise of warrants	66,667	67		16,600		16,667

Common Shares cancelled in acquisition settlement	(2,075,000)	-2,075		2,075		-

Common Stock Options issued for services				19,000		19,000

Common Stock issued for prepaid services	2,250,000	2,250		110,250		112,500

Common Shares valued at $159,876 Issued to obtain $1,075,000 debt	537,500	538		159,338		159,876
Net (Loss)					(1,893,330)	(1,893,330)

Balance December 31, 2004	13,125,977	$13,126		$3,369,057	$(6,012,643)	$(2,630,460)

STATEMENT OF STOCKHOLDER'S DEFICIT – continued

Common Stock granted but not			275,000			275,000
issued until 2006

Common Stock granted in 2004 but				945,000		945,000
not earned by related party
consulting agreements until 2005

Common Shares issued for
consulting and outside services	260,525	261		237,162		237,423

Common Shares issued in	391,832	392		414,129		414,521
conjunction with related party consulting contracts

Issuance of common stock for	524,500	525		535,646		536,170
employee stock Awards

Issuance of common stock to reduce	78,067	78		52,266		52,344
existing debt

Common Shares Issued in
connection with Debt	50000	50		12450		12,500

Conversion of convertible bridge	842,511	843		462,539		463,382
notes into common stock

Issuance of common stock in private	2,564,819	2,565		1,408,085		1,410,650
placements

Net (Loss)					(4,051,870)	(4,051,870)

Balance December 31, 2005	17,838,231	$17,839	275,000	$7,436,333	$(10,064,513)	$(2,335,340)

Common Shares issued in conjunction with	378,750	379		262,496		262,875
related party consulting services and to
employees for services

Common Shares issued for	808,100	808		420,444		421,252
consulting and outside services

Common Shares issued in private	370,000	370	-210,000	209,630		0
placements, previously subscribed

Common Shares subscribed			43,675			43,675

Common Stock options issued for services				32,216		32,216

Discount on Convertible Debt				15,922		15,922

Common Shares issued to retire debt and interest	412,902	413		226,080		226,493

Common Shares issued in private stock placements	1,814,260	1,814		653,186		655,000

Net (Loss)					(2,463,287)	(2,463,287)

Balance December 31, 2006	21,622,243	$21,623	108,675	$9,256,308	$(12,527,800)	$(3,141,194)

STATEMENT OF STOCKHOLDER'S DEFICIT – continued

Common Shares issued in conjunction with
related party consulting services and to
employees for services	250,000	250		49,750		50,000

Common Shares issued for
consulting and outside services	2,732,749	2,733		543,817		546,550

Common Shares issued to retire debt
and interest	100,000	100		99,900		100,000

Net (Loss)					(965,987)	(965,987)

Balance June 30, 2007	24,704,992	$24,706	108,675	$9,949,775	$(13,493,787)	$(3,410,631)

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and December 31, 2006

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

 With the adoption of the SKYE name in October 2005 the business of the Company was expanded to include the manufacture and sale of consumer lifestyle appliances, including tankless water heaters.  Envirotech suspended and has not restarted production of its only product, the ESI-2000 water heater.  Envirotech is not currently engaged in active business and its primary asset consists of a patent and intellectual property related to the ESI-2000 product line.

In January 2004, Skye formed ION to perform research, development of new heating technologies. In January 2005, it created Valeo to license certain ION technologies and to manufacture products using those licensed technologies.

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

Basis of Presentation

The Consolidated Financial Statements of Skye International include all of its wholly-owned subsidiaries.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and December 31, 2006

Note 1.	THE COMPANY - continued

On August 6, 2004, Envirotech filed a voluntary petition with the United States Bankruptcy Court for the District of Arizona (Case No. 2:04-13908-RTB ) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve all existing litigation, judgments and efforts to collect on judgments entered against Envirotech. On December 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. This Plan was not approved and in January 2006, the Company’s motion to withdraw its Chapter 11 filing was granted by the Bankruptcy Court for the District of Arizona without prejudice or relief from any of its liabilities previously classified as Subject to Compromise,

As such, the accompanying Consolidated Financial Statement for the six months ended June 30, 2007 and the year ended December 31, 2006 were not prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (See Note 2) which requires that all pre-petition liabilities subject to compromise are segregated in the consolidated balance sheets as of end of the respective years and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims with liabilities not subject to compromise being separately classified.

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

The accompanying comparative Consolidated Financial Statements for the six months ended June 30, 2007 and the year ended December 31, 2006 have been stated to reflect the Company’s withdrawal of its bankruptcy court petition.

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
June 30, 2007 and December 31, 2006

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. Including promissory notes, and related party liabilities, the fair value of these financial instruments approximates their carrying amount as of June 30, 2007 and June 30, 2006 due to the nature of or the short maturity of these instruments.

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

Marketing Strategy

Although in the past most sales were made directly to consumers, the Company now intends to sell its products to large wholesale distributors through its network of manufacturer’s representatives. The Company, through its Envirotech subsidiary, has periodically advertised on cable television stations, at trade shows and through trade magazines and it maintains a website at www.skye-betterliving.com.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and December 31, 2006

Note 2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

The Company records sales when revenue is earned. The Company sells on credit to its distributors and manufacturer’s representatives. Due to the Company’s Warranty and Right of Return policy, six percent of the sales are recognized immediately and the balance is recognized 25 - 40 days after shipment of the product to the customer. All shipments are FOB shipping point. Sales to distributors and manufacturer’s representatives are sold FOB shipping point with receivables recorded 25 to 40 days post shipping. In 2005, substantially all of the Company’s gross revenues of $172,169 were generated by the Valeo subsidiary and were generated through sales of the ESI-2000 unit to individuals over the internet, the majority of whom paid in advance by credit card payments. The Company no longer manufactures the ESI-2000 product lines and so the Company plans to refund the purchase price paid for undelivered heaters or, alternatively, to ship new heaters to those customers that did not receive delivery of an ESI-2000 heater. The Company had only $2,071 revenue from sales during 2006.

Accounts Receivable

Accounts receivable are recorded when an order is received from a distributor and shipped. An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts.  Net accounts receivable is as follows:

	June 30, 2007	Dec. 31, 2006
Accounts Receivable	$-0-	$-0-
Less: Allowance for Doubtful Accounts	(-0-)	(-0-)
Net Accounts Receivable	$-0-	$-0-

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from inability of the company’s customers to make the required payments. The company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and external factors that may impact collectability.

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site. Advertising is expensed when incurred. Advertising expense for the six months ended June 30, 2007 and the year ended December 31, 2006, was $-nil- and $38,406 respectively.

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

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which range from two to seven years. Fixed assets consist of the following:

	June30, 2007	Dec. 31, 2006
Property, Equipment, furniture and Fixtures	$67,216	$61,622
Less: Accumulated Depreciation	(23,223)	(17,701)
Net Fixed Assets	$43,993	$43,921

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and December 31, 2006

Note 2.	SIGNIFICANT ACCOUNTING POLICIES - continued

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

Warranty and Right of Return

In connection with the sale of each product, the Company provides a limited 30-day money back guarantee less a 6% restocking charge. After the 30 days the Company provides a five year warranty on replacement of parts. The tank chamber is warranted not to leak for 10 years. The Company has limited history with claims against its warranty. The Company defers a portion of the revenue as would generally be required for post-contract customer support ("PCS") arrangements under SOP 97-2. Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty. As of June 30, 2007 a total of $34,570 in refunds and warranty allowances were recorded against Product Sales.

Balance of Warranty Accrual for 2003	$3,240
Balance of Warranty Accrual for 2004	9,725
Balance of Warranty Accrual for 2005	21,625
Balance of Warranty Accrual for 2006	0
Balance of Warranty Accrual for 2007	0
Total Warranty Accrual as of June 30, 2007	34,570

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and December 31, 2006

Note 3.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In the third quarter of 2006 the Company received $100,000 of subscription funds in exchange for the issuance of $100,000 of principal 12% convertible debentures (the “Debentures”). The Debentures, together with accrued interest thereon are convertible at the option of the holder any time during the 12 months from issuance thereof into restricted common stock of the Company at a price equal to a 30% discount to the then current 10-day moving average of the Company’s common stock. Additionally, the investor received one (1) share of the Company’s restricted common stock for each One Dollar ($1.00) amount of debentures purchased. During the second quarter of 2007 these convertible debentures were converted to 100,000 shares of the Company’s common stock.

Notes payable and capital lease obligations consist of the following:

	Three Mos. Ended	Yr. Ended
	June 30,	Dec. 31,
	2007	2006
Convertible Notes, Unsecured, Matured March 2001 bear 12.5% Interest, principle and interest convertible into one common share and one warrant at 75% of the average closing price over the 10-day period prior to conversion. Warrants have expired and notes have not been converted and are in default.	$70,000	$70,000

Convertible Notes, Unsecured, Matured one-year from issue date, bear 10% Interest payable quarterly, principle and interest convertible into one common share for each outstanding $1.00. Forty notes were issued between January 23, 2004 and January 15, 2005. Of these notes, thirty six had been either repaid or converted at December 31, 2005. Of the remaining four notes, three were converted in April 2006; the fourth has not been converted or repaid and is in default. Aggregate Amount:	$15,000	$215,000

Demand Note with Attorneys, 6% Interest, All Assets of Subsidiary, Envirotech, pledged as Collateral; Note is in default. Note has been acquired by Envirotech’s parent, Skye	$194,895	$194,895

Demand Note with Former Distributor of Subsidiary, Envirotech, in Settlement and Repurchase of Distributorship Territory, 7% Interest; Note is in default	$519,074	$519,074

Demand Note Made by Subsidiary, Envirotech, 10% Interest, Payable Monthly; Note is in default	$11,880	$11,880

Demand Note Made by Subsidiary, Envirotech, 6% Interest; Note is in default	$35,000	$35,000

Demand Note Made by Subsidiary, Envirotech; Note is in default	$72,391	$72,391

Demand Note Made by ION Tankless in favor of related party;	$120,000	$120,000-

Demand Note Made by Valeo in favor of related party;	$13,000	$13,000-

Demand Note Made by Skye in favor of related party;	$65,000	$65,000-

Convertible Notes, Unsecured, Issued March 2006, Matured March 2007, bear 5% Interest, principle and interest convertible into one common share $0.55 per share. Notes have not been converted and are now in default.	$75,000	$75,000

Demand Note Made by SKYE in favor of consultants; Note is in default	$10,000	$10,000

During the six months ended June 30, 2007, the Company received $247,000 in non interest bearing, due upon demand and unsecured advances from shareholders.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and December 31, 2006

Note 4.	STOCKHOLDERS’ EQUITY

On March 24, 2005, the Company adopted an employee stock incentive plan setting aside 500,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.   A compensation committee appointed by the Board of Directors has the right to grant awards or stock options and administers the plan. On March 30, 2005, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 500,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of June 30, 2007 and December 31, 2006, the Company has issued 462,541 shares under the 2005 Stock Incentive Plan. No shares were issued under the Plan during the six months ended June 30, 2006. As of June 30, 2007, 37,459 shares remain unissued under this Plan.

The Company was initially capitalized on November 30, 1993 with the issue of 500,000 shares for $5,000. During 2005 the Company issued 652,357 shares for $651,943 in consulting services; 524,500 shares at $536,170 for employee stock awards; 78,067 shares for $54,647 in debt reduction; 842,511 shares to retire $881,536 in convertible notes; and 2,564,819 shares for $ 296,483 in cash in private placements.

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

During the six months ended June 30, 2007, the Company issued a total of 3,082,749 shares of which 2,276,267 were issued in payment of legal services valued at $455,253; 250,000 shares issued to directors and officers as payment for services rendered during the period and for services in 2006; 456,482 shares issued to Berry-Shino Securities, Inc. in settlement of pending litigation for unpaid fees; and 100,000 shares  issued in connection with the $100,000 in convertible notes received by the Company in 2006.

Warrants

No warrants are outstanding.

Stock Options

On February 11, 2004 the company granted 5-year stock options to purchase 600,000 shares of restricted common stock at $0.50 per share to consultants assisting in company operations. Using a discounted stock price of $0.43, exercise price of $0.50, 5-year option, risk-free rate of 4.1% and a volatility rate of .038 the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of 600,000 options is $18,000. By amendment dated September 6, 2005, the option period has been extended for an additional 5 years, to expire February 11, 2014. At June 30, 2007 and December 31, 2006, none of the options have been exercised.

In September 2006, the Company granted options to each of its directors to purchase 50,000 shares at $0.50. In addition it granted an option to its Chairman, to purchase 150,000 shares at $0.50. The options may be exercised at any time within five (5) years of the date of grant. Using a discounted stock price of $0.49, exercise price of $0.50, 5-year option, risk-free rate of 5.35% and a volatility rate of .052 the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of 300,000 options is $32,216. At June 30, 2007 and December 31, 2006, none of the options have been exercised.

Outstanding stock options are as follows:

Shares
Balance, December 31, 2004	700,000
Granted, 2005	0
Expired, 2005	(100,000)
Balance, December 31, 2005	600,000
Granted, 2006	300,000
Expired, 2006	0
Balance, December 31, 2006	900,000
Granted 2007	0
Expired 2007	0
Balance June 30, 2007	900,000

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and December 31, 2006

Note 5.	INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative Net Operating Loss of $12,897,237. The total valuation allowance is equal to the total deferred tax asset.

	Six Months Ended June30, 2007	Year Ended Dec. 31, 2006

Deferred Tax Asset	$4,514,033	$4,384,730
Valuation Allowance	$(4,514,033)	$(4,384,730)
Current Taxes Payable	$0	$0
Income Tax Expense	$0	$0

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1993-2003	$4,119,312	2013-2023
2004	$1,893,331	2024
2005	$4,051,870	2025
2006	$2,463,287	2026
2007	$236,167	2027
Total	$12,897,237

Note 6.	LEASES AND OTHER COMMITMENTS

The Company uses space provided at no cost by officers and directors.

Note 7.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception with an accumulated deficit of $12,527,800 as of December 31, 2006. The Company has not generated meaningful revenues in the last year. The Company has a working capital deficit of $3,185,115 as of December 31, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans

The Company has expended considerable efforts in working with its contract manufacturer in order to begin the production of its new line of products. The Company expects that the first units will be produced in 2007 with sales and delivery to also commence during such period. After commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. The Company has continued development efforts on its patented Paradigm™ technology. The Company is currently negotiating with a critical supplier to jointly complete the engineering and commercialization process and then subsequently engage in engineering for manufacturing phase. The Company has developed a sales and distribution network relying on manufacturer’s representatives to sell the Company’s products through wholesale distribution.

The Company currently funds all its operations from loans from the Company’s officers and directors.  Additionally, the Company is negotiating with several broker-dealers with a view to completing further private placements to fund the business strategy, but to date the Company has not yet concluded any such arrangement. While not yet achieved to date, the Company’s business strategy anticipates that it will need to raise in excess of $2 million over the next 12 month period in order to fully execute its business plan. Management believes that, in order to properly exploit the introduction of its products, it will be necessary to be positioned not only as a quality supplier of products, but also able to supply a sufficient volume of product to meet wholesale demand.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and December 31, 2006

Note 8.	PENDING LITIGATION

Distributor Suit. Prior to the acquisition of Envirotech by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998. On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years. The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on all assets of Envirotech, tangible and intangible, granted to the Senior Secured Creditor in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees. As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be filed of record so long as no default existed. On May 3, 2004, the distributor claimed a breach and filed the Stipulated Judgment. Management believes no default existed to warrant the filing of the judgment. With the filing of the Bankruptcy Petition by Envirotech (see below), this action was stayed. However, with the dismissal of the Chapter 11 Proceedings on February 28, 2006, this judgment is once again a claim against the assets of Envirotech, subject, however, to the claims and rights of the Senior Secured Creditor. In June 2007 the executor and beneficiary of the estate of the deceased plaintiff made written demand for payment of the sums owed under the Stipulated Judgment.  The Company is currently investigating a course of action and response to such written demand.

Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc. vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). Envirotech of Texas, Inc. was an independent distributor of the Envirotech ESI-2000 product line not affiliated with the company. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit is in the discovery and pre-trial motion stage and the Company is vigorously engaged in the defense of the action. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part [sic] any technology embodied in the Model ESI 2000 heater. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. The Court is reconsidering the scope of the injunction and may modify the wording on the scope of the preliminary injunction. Additionally, the Court allowed Seitz to amend his complaint. Seitz filed his amended complaint attempting to expand the complaint to also cover Skye, Valeo and the FORTIS™ product. Skye and Valeo filed motions to dismiss this amended complaint as to Skye, Valeo and the Fortis, all of which were granted. As such, the only product believed to be at issue in the matter (as confirmed by discussions with Seitz’s counsel) is the Envirotech ESI-2000 product; which has not been manufactured or sold since the issuance of the preliminary injunction in late 2005, and which the Company does not intend to produce in the future.  Envirotech filed counterclaims against Seitz and the Court is currently determining which counts of the counterclaim will proceed.  Envirotech continues to defend the Seitz suit

Unpaid Legal Fees . Subsequent to December 31, 2003, Envirotech has been named in five separate lawsuits for unpaid legal and consulting fees totaling $280,000. These include the Myers and Jenkins Suit and the Sensor Technologies Suit discussed below. On May 3, 2004, Envirotech settled one of these suits claiming fees of $112,500. In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under SEC Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech. The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement. In two of the other three suits judgments have been granted in the aggregate amount of approximately $155,500, both of which were stayed by the bankruptcy filing discussed above. The fourth suit is on behalf of a law firm that served as a contract arbitrator in Envirotech’s dispute with the Distributor noted above. With the dismissal of the Chapter 11 proceedings, the Company has received notice from the plaintiff that it intends to resume the suit, which seeks approximately $3,500 in fees.

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and December 31, 2006

Note 8.	PENDING LITIGATION - continued

Bankruptcy Proceedings . On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona. The filing of this Petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on the judgments. Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, Skye has not assumed any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement (see above). All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, were stayed during the pendency of the Bankruptcy Proceedings. Envirotech filed a Disclosure Statement and Plan of Reorganization on November 7, 2004 and the Court approved its request to submit the plan to the creditors for approval. The Plan, however, did not receive approval of the Court and Envirotech subsequently filed a Motion to Dismiss the Chapter 11 proceedings which was granted, with prejudice, on February 28, 2006. All claims and judgments of creditors of Envirotech may be renewed in the future.

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

Shareholder Derivative Action. In May 2006 a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named as a nominal defendant and there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to former consultants to the Company, as well as prior issuances of stock to certain members of current management. Among other things the plaintiffs sought to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded that they return the shares to the Company. The Company has filed extensive counter and cross-claims. The matter came before the Court in a Hearing on February 21-22, 2007 for a Temporary Restraining Order sought by the Plaintiff’s.

On May 2, 2007, Judge Roslyn O. Silver of the United States District Court for the District of Arizona issued an Order rejecting the Plaintiffs’ requested Preliminary Injunction relief in the pending Skye Shareholder’s Derivative Lawsuit, Stebbins v. Johnson, Civil Action No. 06-1291-PHX-ROS. The Court also dissolved all restrictions imposed by a prior Temporary Restraining Order and Stipulated Order, which frees the Company to conduct its corporate business without any further interference or restraint by the Court or the Plaintiffs.  In the Order, the District of Arizona found that none of the Plaintiffs’ arguments were convincing, the Plaintiffs failed to present any evidence that would support a finding of corporate fraud or waste, and the Plaintiffs had made no showing of likelihood of success on the merits of their claims. During a ten month investigation into the matter following the filing of the lawsuit, the Company and its counsel determined that there was no merit to the claims made by Plaintiffs. After reporting the results of this investigation to the Board of Directors, the Company’s Board of Directors took affirmative actions to ratify the Company’s prior actions. After hearing the testimony from five of the Board of Directors and other Skye personnel and consultants at the Preliminary Injunction Hearing on February 21-22, 2007, the District of Arizona accepted the ratification actions of the Skye Board of Directors, which were based on the Board’s reasonable investigation.  Based on the Court’s May 2, 2007 rulings, Judge Silver stated “it is not clear that Plaintiffs have any viable claims remaining” in this case.  The Plaintiffs have since requested that their claims be dismissed from the case without prejudice.  The Company has requested that any dismissal of these claims be with prejudice and with an award of attorney’s fees to the Company by the Plaintiff’s.  The court is considering the type of dismissal that will be granted, and what, if any counterclaims by the Company will be allowed to proceed.

Pending Arbitration. The Company is party to an arbitration between Skye and its former independent auditors, Semple & Cooper, LLP relating to unpaid audit and accounting fees in the amount of approximately $39,000. The Company intends to vigorously defend the matter and may file counterclaims in the action for, among other things, breach of fiduciary duty, tortious interference, negligent misconduct. A settlement to the matter was reached in early August, 2007 and, if completed by both parties, the matter will be resolved.

Claim by Director William Papazian for Legal Defense and Indemnity. The Company is a party to an action seeking to require Skye to both “defend” and “indemnify” Director William Papazian from and against costs and liabilities arising in connection with a counterclaim filed by Skye against Mr. Papazian in connection with the Shareholder Derivative Action described above. Though filed by Mr. Papazian in Arizona State Court, the lawsuit was removed to the jurisdiction of the Federal District Court and has since been remanded back to State court.  The State court is currently considering the Company’s motion to dismiss.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and December 31, 2006

Note 8.	PENDING LITIGATION - continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations for the six months ended June 30, 2007 and June 30, 2006. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and in the Company’s Annual Report on Form 10-KSB filed on April 10, 2007, as well as with regard to the Company’s other public filings with the United States Securities and Exchange Commission.

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

Business Development

Skye International, Inc., a Nevada corporation (“Skye”), was originally organized on November 23, 1993 as Amexan, Inc. The name was changed on June 1, 1998 to Nostalgia Motorcars, Inc.  Prior to the name change, Amexan was an inactive company from the date of incorporation. On June 11, 2002, the name was changed to Elution Technologies, Inc.  On June 4, 2003, in connection with the pending acquisition of Envirotech Systems Worldwide, Inc., it changed its name to Tankless Systems Worldwide, Inc. and on October 21, 2005, it changed its name to Skye International, Inc., as part of its overall plan to create a brand name for its revised business plan and expanded product lines.

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

Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on August 6, 2004 (the “Chapter 11 Proceedings”). Envirotech subsequently withdrew from voluntary bankruptcy protection pursuant to an order of the Bankruptcy court on February 24, 2006, that granted Envirotech’s motion to dismiss its voluntary petition in bankruptcy with prejudice.

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

ION

Skye made a decision in early 2004 to pursue its own research and development for new water heating technologies, out of which it could develop a completely new line of products. In January 2004, Skye formed a wholly-owned, non-operating subsidiary, ION Tankless, Inc., through which it has since conducted research and development of alternative heating technologies and products. Skye has invested heavily in a research and development program to develop new and innovative methods of heating water, which has resulted in the filing of several applications for patents with the U.S. Patent and Trademark Office involving dozens of claims. As of the date of this report, several patents have been issued to the company and several more remain pending in the United States and in certain foreign countries, all as more fully detailed elsewhere in this report. While there can be no assurances that the other patents sought will be granted,  the Company believes that its current applications are meritorious and will be granted at least in part.

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

Company Headquarters and Capitalization

The business office of the Company is located 7701 E. Gray Rd., Suite 4 Scottsdale, AZ 85260 where it occupies leased offices that commenced on May 1, 2007.

As of June 30, 2007 there were approximately 24,704,992 shares of common stock outstanding and the Company had approximately 439 shareholders of record on that date.  As of January 8, 2007 the shares of common stock of the Company are traded on the OTC Bulletin Board under the ticker symbol SKYY. From June 5, 2006 through January 7, 2007 the shares of common stock of the Company were traded on the OTC Pink Sheets under the symbol SKYY. Prior to June 5, 2006, the shares of common stock of the Company were traded on the OTC Bulletin Board under the ticker symbols: SKYY, SKYYE, TSYW, TSYWE, CRRZ and ELUT.

Our Business and Prospects

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of an electronic, tankless water heater. The tankless water heater is small, easy to install and supplies hot water on demand. The unit is a microprocessor controlled electric water heater contained in a compact housing thus eliminating the large space demands of conventional tank-based water heaters. Skye’s tankless water heater incorporates precise microprocessor-controlled temperature. It saves energy, as compared to tank systems, space, and water and is suitable to most areas of the U.S. and worldwide. Prior to the development of new technology, which is discussed later in this section, the Company was dependent upon the operations of Envirotech for its revenue. Beginning in 2004 and continuing throughout 2005, Envirotech’s production and sales steadily declined while the Company embarked on an aggressive research and development program to develop new technologies and products for the tankless water heater market. In January 2004, SKYE formed ION through which it has since conducted research and development on alternative heating technologies and products. SKYE has invested heavily in a concerted R&D program to develop new and innovative methods of heating water which has resulted in the filing of applications for several patents involving dozens of claims. As a result of the ongoing research and development program, several patents have been issued and other patent applications are pending, and new products have been developed and are expected to be ready for limited production and sale following approval/certification, as discussed below.

The Company ceased to manufacture the ESI-2000 water heater line of products developed by Envirotech. Our FORTIS™ brand product line, which is expected to be delivered to the market following certification/approval.  SKYE’s FORTIS™ series is scalable from 40 amps to 120 amps of heating power and is a microprocessor-controlled electric water heater contained in a compact design. SKYE’s new and innovative way of heating water for home and business is contained in a small and easy to install unit. The FORTIS™ series saves energy, space, water, and is suitable for most areas of the world. SKYE uses advanced technology and high quality parts in the construction of the FORTIS™ series, thus providing reliability and longevity. Most anywhere hot water is now being used, SKYE’s electric instantaneous water heaters can likely perform the task more effectively than most other water heaters. The FORTIS™ series will heat water only as long as you require hot water, and only at the temperature you desire. Electricity is only used when heated water is required, therefore the cost of heating water could be calculated to be reduced by as much as 20% - 40% as water is not kept constantly hot as it is with a conventional tank heater.  Because the FORTIS™ series is compact it can be easily installed close to where hot water is being used, and it is ideal for hotels, motels, apartments, and homes where space is at a premium. Additionally, because each FORTIS™ comes with sophisticated leak detectors and automatic water shut-off mechanisms, it is the appliance of choice for the discerning buyer.  SKYE believes its FORTIS™ series heaters offers one of the most efficient solutions for on-demand hot water available today.

The Company has expended considerable efforts in working with its contract manufacturer, Jabil Circuit, Inc., in order to begin the production of the FORTIS™ line of products. As of the date of this report, the FORTIS™ has been submitted to UL for compliance investigation, and we expect that approval/certification should be granted in 2007.  Additionally, much of the prepatory work with various vendors to commence production has been completed and Jabil has completed the manufacturing work cell to commence production. The Company expects that the first FORTIS™ production units will be produced after receiving regulatory certification with sales and delivery to commence thereafter. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. Once the production and processes have stabilized the Company anticipates that it will seek to move production of the FORTIS™ to a lower cost center in Mexico or China in order to gain additional margin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has also continued to develop its new Paradigm™ technology. Although we have been very excited about the functionality that the Paradigm™ technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently preparing a written agreement with a critical supplier to (i) jointly complete the engineering and commercialization process, and then (ii) engage in an engineering for manufacturing phase. As we have not yet completed our negotiations there can be no assurance that we will finalize any such agreement, or if we do finalize the agreement, that we will be successful in developing a commercialized product for distribution within a reasonable period of time.

Access to capital remains a pressing consideration for the Company. We have recently funded our operations through the issuance of convertible notes to certain of the Company’s officers and directors. Funding needs continue to be met by loans from certain of our officers and directors. Our business strategy will require us to raise in excess of an additional $2 million of new equity over the next 12 month period in order to fully execute our current business plan. There can be no assurance that we will be able to raise such additional funding by way of either new debt or equity, and in the event we are unable to raise the funds necessary to fund our business plan it will be necessary to curtail such plans and this could have a detrimental impact on our business. Management believes that, in order to properly exploit the introduction of both the FORTIS™ and Paradigm™ technologies, it will be necessary that we be positioned not only as a quality supplier of products, but that we also be able to supply a sufficient volume of product to meet wholesale demand. We believe that, relative to the wholesale market, there is a very high expectation that product be available in a timely fashion when ordered. In order to meet this expectation we must be capable of not only producing our products in sufficient volume, but holding quantities of product in inventory as well. These things all require capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

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

Manufacturing

On February 15, 2006, SKYE entered into a Manufacturing Services Agreement with Jabil Circuit, Inc. (“Jabil”) pursuant to which Jabil has agreed to manufacture certain components and to assemble SKYE’s tankless water heater products as specified by SKYE from time to time. The agreement has an effective date of January 30, 2006. SKYE anticipates that Jabil will become SKYE’s primary manufacturer and is currently completing the engineering for manufacturing. Additionally, SKYE is also actively negotiating with critical suppliers to quality them to supply Paradigm™ components, as well as potentially expedite the earlier market availability of products utilizing the new Paradigm™ technology.  Jabil has established the work cell for the FORTIS™ production and is prepared to commence small volume product builds on short notice.  Jabil has advised us that it will take both time and additional capital to expand production of the FORTIS™ line, but that Jabil is committed to the processes necessary to do so.

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

During the past two years, based on newly developed technology, ION has filed several applications for patents with the United States Patent and Trademark Office, and expects the products offered using this new technology to replace the products previously manufactured by Envirotech. All persons deemed inventors have executed written assignments to ION of proprietary and intellectual property rights relating to the inventions forming the basis of the various applications for patents and the attendant research and development. In November 2005, the Company received notice from the USPTO that the first such patent request has been allowed, which was issued on May 16, 2006 as US Patent No. 7,046,922. On August 8, 2006, the USPTO issued a method patent No, 7,088,915 to ION on the Company’s modular tankless water heater technology. On January 16, 2007, the Company was advised that its wholly owned subsidiary, ION Tankless, Inc., received US Patent No. 7,164,851 entitled "Modular Tankless Water Heater Control Circuitry and Method of Operation" as issued and published by the United States Patent and Trademark Office. On April 17, 2007, the Company received US Patent No. 7,206,506 entitled “Fluid Heating System”. The patent is related to a tube based fluid heating system developed in connection with the Company’s previously announced research and development program. While there can be no assurances that the other patents sought will be granted, the Company believes that its applications are meritorious.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Materials and Principal Suppliers.

SKYE has retained Jabil Circuit, Inc. (NYSE: JBL) to manufacture its FORTIS™ products, and, as such, is heavily dependent upon Jabil to perform satisfactorily so as to ensure the availability of product for sale. Jabil is required to buy components for SKYE’s products from the market at large, as well as from an approved list of suppliers, including Siemens, AG , Lake Monitors , Tru-Heat , RathGibson, Inc., and Arnold Bros. Although limited production experience has been obtained, SKYE is satisfied that Jabil has the necessary experience to avoid supplier delivery problems. In order to avoid losses associated with lack of production components, SKYE has worked closely with Jabil to identify suppliers that have traditionally performed well in addition to ensuring that multiple suppliers for most components are available. With the exception of certain proprietary components manufactured by Jabil, and the preferred vendors noted above, the balance of components are readily available from a variety of sources both domestically and internationally. SKYE is satisfied that it and Jabil have adequately planned to avoid production disruption resulting from a breakdown in its supply chain.

Research and Development

The Company conducts all of its research and development activities through ION. All employees, contractors and consultants engaged in the research and development process by ION were required to execute non-disclosure, non-competition agreements covering the subject, scope and work product of the program. The Company expended approximately $30,000 during the six-month period ended June 30, 2007; $26,878 in 2006 and $450,000 in 2005 on research and development.

Employees

At June 30, 2007, Skye had one full-time and one part-time employee. Additionally, the Company retained the services of consulting professionals to provide on-going management, legal, accounting and engineering research and development work. The Company anticipates adding several full time employees in the near future in management and for administrative and technical support. Additional employees are expected to be engaged as revenues from operations permit.

Dependence on Major Customer

Skye has not developed a dependence upon any single customer or group of customers. By necessity, initial sales of Skye’s products may be concentrated with certain distributors or retailers until a broader distribution network can be achieved. Skye will monitor its sales and distribution activities closely to avoid such reliances.

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
•
At a meeting of the Company’s Board of Directors on May 3, 2007 a management reorganization was approved that resulted in the appointment of Perry Logan as the Company’s interim President and Chief Executive Officer. Mr. Logan replaced Ronald O. Abernathy, who stepped down as the Registrant’s President to accept an appointment as the Registrant’s Vice President.

•
On May 2, 2007, Judge Roslyn O. Silver of the United States District Court for the District of Arizona issued an Order rejecting the Plaintiffs’ requested Preliminary Injunction relief in the pending Skye Shareholder’s Derivative Lawsuit, Stebbins v. Johnson, Civil Action No. 06-1291-PHX-ROS. The Court also dissolved all restrictions imposed by a prior Temporary Restraining Order and Stipulated Order, which frees the Company to conduct its corporate business without any further interference or restraint by the Court or the Stebbins Plaintiffs. In June 2007 a settlement of outstanding disputes between the Company and its former financial advisor, Berry-Shino Securities, Inc. was reached that resulted in the issuance by the Company to Berry-Shino of 456,482 common shares in payment for past services rendered to the Company.

•
On June 29, 2007 the Company opened an investigation of its proposed FORTIS™ line of water heating product with Underwriters Laboratories, Inc. (“UL”) in order to determine its compliance with ANSI/UL standard 499.

•	In early August, 2007 the Company reached a settlement with its former auditors Semple and Cooper thereby cancelling the arbitration of the dispute that was scheduled to proceed on August 15, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Results of Operations for the Three Months Ended June 30, 2007 and 2006 Compared.

The following table is a summary of our operations for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Revenues	$-	$13,503

Cost of Sales	$52,117	$14,299

General and Administrative Expenses	$193,565	$358,989

Research and development	$30,000	$14,247

Total Operating Expenses	$873,577	$1,107,590

Net Income (Loss)	$(965,987)	$(1,122,615)

Revenues

For the Six months ended June 30:	2007	2006	Increase/(decrease)
			$	%
Revenue	$ -	$ 13,503	$ (13,503)	(100%)

Revenues for the six months ended June 30, 2007 were $NIL, compared to revenues of $13,503 in the six months ended June 30, 2006. The decreases in revenue is attributable to the cessation all sales of ESI-2000 products and parts pending the launch of the Company’s FORTIS™ product line currently under certification/approval review by UL.

General and Administrative expenses

For the six months ended June 30:	2007	2006	Increase/(decrease)
			$	%
General & Administrative expenses	$193,565	$ 358,989	$ (165,424)	(46%)

General and administrative expenses reduced by 46% reflecting the fact that the Company no longer made lease payments for its principal offices and salaries were substantially reduced as the Company retained only 1 full time employee and one part-time employee during the period. Commencing May 1, 2007 the Company’s operations were conducted from 2,500 square foot leased premises in Scottsdale, AZ. During the six month period ended June 30, 2007 the Company continued to operate at minimal staffing levels as it completed the balance of development work on its pending FORTIS™ product line and submitted the product for investigation by UL for certification/approval. We anticipate an increase in the general and administrative expenses by the Company as we add more operational and administrative personnel, legal and other professional assistance with our continued efforts to execute our business plan and market our products in the US and Canada. We anticipate this transition to create up-front costs, as well as continuing costs for additional personnel.

Total Operating Expenses

For the six months ended June 30:	2007	2006	Increase/(decrease)
			$	%
Total operating expenses	$ 873,577	$ 1,107,590	$(234,013)	(21%)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Overall operating expenses decreased by approximately 21% as a result of decreased legal fees in connection with various legal matters described in this report. Additionally, minimal expenses were incurred during the first six months of 2007 as the Company focused its principal efforts on completing the FORTIS™ product line and readying it for UL investigation for certification/approval and subsequent production. Legal and professional fees accounted for $644,490 of the total operating expenses of $873,577.

Net Loss
For the six months ended June 30:	2007	2006	Increase/(decrease)
			$
Net Profit (Loss)	$ (965,987)	$ (1,122,615)	($156,628)

The net loss for the six months ended June 30, 2007 was $965,987, versus a net loss of $1,122,615 for the six months ended June 30, 2006. The significant decreases resulted from a reduction in legal expenses in connection with legal matters discussed elsewhere in this report, as well as a reduction for personnel and lease/occupancy costs while the company occupied sub-leased offices awaiting its move to its new offices effective May 1, 2007. The Company expects to receive UL certification/approval of its FORTIS™ line in late 2007.

Liquidity and Capital Resources at June 30, 2007 and December 31, 2006.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	June 30,	December 31,
	2007	2006
Total Assets	$273,732	$315,034
Accumulated Deficit	$(13,493,787)	$(12,527,800)
Stockholders’ Equity (Deficit)	$(3,410,632)	$(3,141,194)

Working Capital (Deficit)	$(3,457,085)	$(3,185,116)

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of common stock and cash generated from our operations. As we continue our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant revenues. The Company expects to commence limited sales of its FORTIS™ product line during the fourth quarter of 2007.  Commencing in the first quarter of 2007 and continuing throughout the second quarter, all of the Company’s cash needs were met through loans advanced to the Company by certain of its officers and directors.

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

As of June 30, 2007, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations, nor the business plan over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing will likely have a negative impact on our financial condition and our stockholders.

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

Off-Balance Sheet Arrangements.

During the six-month period ended June 30, 2007, the Company did not enter into nor was it a party to any off-balance sheet arrangement other than as previously disclosed in prior filings, including the Company’s Annual Report on form 10KSB for the period ending December 31, 2006. Other than as previously disclosed, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The Company has not had sufficient funds to date to implement its business plans. We cannot be certain that our business strategy will be successful because these strategies are unproven. There can be no assurance that the Company will generate sufficient revenues to the extent necessary to render it profitable. There can be no assurance that management has accurately forecast the Company's performance or that planned operations will lead to profits in the future. In addition, outside of product know-how, intellectual property and contractual relationships, the Company has only very limited hard assets, the value of which is far less than the accrued payables of the Company as of the date of this report. If the Company is unable to develop marketable products, obtain customers and/or generate sufficient revenues so that it can profitably operate, there is a risk that the Company's business will not succeed. We will be particularly susceptible to the significant risks and uncertainties as described in these risk factors, and we will be more likely to incur the expenses associated with addressing such risks. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development. These risks are particularly severe among companies in new and rapidly evolving markets such as those that we expect will serve as our target markets. Accordingly, purchasers of Units must be in a financial position to bear the risk of loss of their entire investment in the Company.

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

Limited Capital and Need for Additional Financing.

The Company does not have sufficient capital to execute its existing business plan and until the Company achieves a sales and net margin level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funding for continued operations, and will therefore be dependent upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales.  We expect to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If the Company cannot obtain needed funds, the Company may be forced to curtail or cease its activities. If additional shares are issued to obtain financing, current shareholders will suffer an immediate and dilutive effect on their percentage of stock ownership in the Company, and this dilutive effect will likely be substantial. The Company has no commitments or plans for any additional funding at the present time. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which will have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that even if capital is available and the expenditures are made by the Company, that such expenditures will result in a profitable business.

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

Dependence on Intellectual Property - Design and Proprietary Rights.

Our success and our ability to compete depend, to a significant degree, on our intellectual property and our ability to prevent third parties from using such intellectual property. We will rely on patent, copyright and trademark law, as well as confidentiality arrangements, to protect our intellectual property. Even if legal actions are initiated by the Company to enforce our intellectual property rights however there can be no guarantee that such actions will be successful in protecting our intellectual property adequately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Envirotech was granted a patent by the United States Patent and Trademark Office for its Modular Electronic Water Heater (ETWH) (Patent No. US 6,389,226 B1). Proprietary rights to the design of the ETWH were Envirotech’s principal assets. The existing patent and intellectual property of Envirotech were assigned as collateral for debts owed by Envirotech for legal services arising prior to the acquisition of Envirotech by SKYE. Envirotech, in 2005, discontinued production of all models of the ESI-2000 tankless water heater previously manufactured by it. On December 5, 2005 by order of Judge Lee Rosenthal of the US District Court for the Southern District of Texas in Houston a preliminary injunction against the Company was issued in connection with the civil action H-02-4782 between David Seitz and Microtherm (as Plaintiff) and Envirotech (as Defendant and Plaintiff by counterclaim) enjoining the Company and others from manufacturing, assembling, selling or offering for sale, any Product (as defined in the order) including the Envirotech ESI-2000 heater, any other heater regardless of its model number utilizing parts from the ESI-2000 or any other heater, regardless of its model number, utilizing in whole any part any technology [sic] embodied in the ESI-2000 heater (sic). The Court has indicated that it is considering re-wording of the preliminary injunction, which is still under advisement.

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

Policing unauthorized use of our intellectual property is difficult by the global nature of the high technology industry and difficulty in controlling hardware and software. The laws of other countries may afford us little or no effective protection for our intellectual property. We intend to make all reasonable and practical efforts to enforce our rights but we cannot assure you that the steps we take will prevent misappropriation of our intellectual property or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to: enforce our intellectual property rights; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could seriously harm our business. There can be no assurance that competitors of the Company, some of which have substantially greater resources, will not obtain patents or other intellectual property protection that will restrict the Company’s ability to make, use and sell its products. If the Company were unsuccessful in protection of proprietary and intellectual property rights, it could have a material adverse effect on the Company's business, results of operations, financial condition and value, and forecasted financial results.

Some of our markets are cyclical, and a decline in any of these markets could have a material adverse effect on our operating performance.

Our business is cyclical and dependent on consumer spending and is therefore impacted by the strength of the economy generally, interest rates, housing starts, consumer spending and other factors, including national, regional and local slowdowns in economic activity and job markets, which can result in a general decrease in product demand from professional contractors and specialty distributors. For example, a slowdown in economic activity that results in less home renovations can have an adverse effect on the demand for some of our products. In addition, unforeseen events, such as terrorist attacks or armed hostilities, could negatively affect our industry or the industries in which our customers operate, resulting in a material adverse effect on our business, results of operations and financial condition.

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

Our ability to manufacture products is dependent upon our ability to obtain adequate product supply from manufacturers or other suppliers. While in many instances we have agreements, including supply agreements, with our suppliers, these agreements are generally terminable by either party on limited notice. The loss of, or a substantial decrease in the availability of, products from certain of our suppliers, or the loss of key supplier agreements, could have a material adverse effect on our business, results of operations and financial condition. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments, transportation disruptions or other factors beyond our control. Furthermore, since we acquire a portion of our supply from foreign manufacturers, our ability to obtain supply is subject to the risks inherent in dealing with foreign suppliers, such as potential adverse changes in laws and regulatory practices, including trade barriers and tariffs, and the general economic and political conditions in these foreign markets.

Our ability to both maintain our existing customer base and to attract new customers is dependent in many cases upon our ability to deliver products and fulfill orders in a timely and cost-effective manner.

To ensure timely delivery of our products to our customers, we frequently rely on third parties, including couriers such as UPS, DHL and other national shippers and expediters as well as various local and regional trucking contractors. Outsourcing this activity generates a number of risks, including decreased control over the delivery process and service timeliness and quality. Any sustained inability of these third parties to deliver our products to our customers could result in the loss of customers or require us to seek alternative delivery sources, if they are available, which may result in significantly increased costs and delivery delays. Furthermore, the need to identify and qualify substitute service providers or increase our internal capacity could result in unforeseen operations problems and additional costs. Moreover, if customer demands for our products increases, we may be unable to secure sufficient additional capacity from our current service providers, or others, on commercially reasonable terms, if at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In some cases we are dependent on long supply chains, which may subject us to interruptions in the supply of many of the products that we manufacture and distribute.

An increasing portion of the parts that are incorporated into our products are imported from foreign countries, including China and Mexico. We are thus dependent on long supply chains for the successful delivery of many of our product components. The length and complexity of these supply chains make them vulnerable to numerous risks, many of which are beyond our control, which could cause significant interruptions or delays in delivery of our products. Factors such as labor disputes, changes in tariff or import policies, severe weather or terrorist attacks or armed hostilities may disrupt these supply chains. We expect more of our name brand and private label products will be imported in the future, which will further increase these risks. A significant interruption in our supply chains caused by any of the above factors could result in increased costs or delivery delays and have a material adverse effect on our business, results of operations and financial condition.

Our results of operations could be adversely affected by fluctuations in the cost of raw materials.

As a manufacturer we are subject to world commodity pricing for many of the raw materials used in the manufacture of our products. Such raw materials are often subject to price fluctuations, frequently due to factors beyond our control, including changes in supply and demand, general U.S. and international economic conditions, labor costs, competition, and government regulation. Inflationary and other increases in the costs of raw materials have occurred in the past and are likely to recur in the future. Any significant increase in the cost of raw materials could reduce our profitability and have a material adverse effect on our business, results of operations and financial condition.

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

Possible Claims That the Company Has Violated Intellectual Property Rights of Others.

In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc., vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc., the “Seitz Suit”). The Company is not directly affiliated with Envirotech of Texas, Inc., which was a distributor of Envirotech’s products. The suit alleges that Envirotech infringed patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit was stayed pending the disposition of the Chapter 11 Bankruptcy Petition filed by Envirotech in August 2004. On September 30, 2005, however, the Bankruptcy Court allowed the plaintiff to re-open the Seitz Suit and he has done so. The suit is in the discovery stage and the Company is vigorously engaged in the discovery process. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including SKYE, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part any technology [sic] embodied in the Model ESI 2000 heater. At a hearing on May 18, 2006, the Court directed that discovery be expanded to include the technology and products of SKYE, including, specifically the FORTIS™ and Paradigm™ technologies. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. At a subsequent hearing on February 28, 2007, the Court indicated that it would reconsider and modify the wording on the scope of the preliminary injunction. Additionally, the Court allowed Seitz to amend his complaint. Seitz filed his amended complaint attempting to expand the complaint. Skye and Valeo filed motions to dismiss this amended complaint but Envirotech filed a motion to exclude Skye, Valeo (and the FORTIS™ product) as parties to the litigation, which were granted by the court. Envirotech has filed a ten count counterclaim against Seitz. Envirotech continues to aggressively defend the Seitz suit and will pursue this litigation to conclusion.

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

Inability to Manage Rapid Growth.

The Company expects to grow very rapidly. Rapid growth often places considerable operational, managerial and financial strain on a business. To successfully manage rapid growth, the Company must accurately project its rate of growth and:

·	rapidly improve, upgrade and expand its business infrastructures;
•	deliver products and services on a timely basis;
•	maintain levels of service expected by clients and customers;
•	maintain appropriate levels of staffing;
•	maintain adequate levels of liquidity; and
•	expand and upgrade its technology, transaction processing systems and network hardware or software or find third parties to provide these services.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Effects of Amortization Charges.

Our losses will be increased, or our earnings, if we have them in the future, will be reduced, by charges associated with our issuances of options. The total unearned stock-based compensation will be amortized as stock-based compensation expense in our consolidated financial statements over the vesting period of the applicable options or shares, generally five to ten years in the case of options granted to employees and one year in the case of options granted to non-employee directors and restricted stock issued to employees. These types of charges may increase in the future. Future unearned stock-based compensation charges may also include potential additional charges associated with options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

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

At June 30, 2007, our accumulated deficit was $13,493,787. We have not been able to generate enough sales to cover our expenses and have survived only by raising funds through the sale of debt and equity securities. We must continue to raise funds in the near future to continue operations. While management has been successful in the past in raising these funds, there is no assurance that management will be successful in raising sufficient funds to continue operations and thus the Company may fail.

Risks associated with rapid growth.

If the Company’s products receive the anticipated UL certification/approval and requisite financing is obtained, the Company will likely experience significant growth as it retains new employees and management to oversee the production and distribution of its products.  Inherent in any rapidly growing organization is a risk that such growth may result in internal stresses and failures as management teams learn how to work collectively in a new environment and build appropriate working procedures within the organization.  Additionally, it is typical the most rapidly growing companies face an increased risk of employee turn-over and the associated costs of training and retraining employees.  During periods of growth it is possible that the Company mail fail to manage such growth appropriately and such failures may result in additional costs and expenses that may affect overall financial performance.

Risks associated with new product lines.

As the Company prepares to bring its FORTIS™ product line into production it is likely the Company will experience losses associated with obsolescent parts inventory as changes to a product line are made to assist in the ease of manufacture, or to reduce overall cost.  The Company typically orders parts from multiple vendors in large quantities so as to achieve lower parts costs and assure a stable source of production supply.  Though policies and procedures exist to minimize losses associated with obsolescence, such as limited production runs until changes are applied, it is nonetheless common to make several changes during the early phase of a production cycle to accommodate unforeseen production issues.  Although the Company will make every effort to minimize expenses associated with obsolete inventory, there can be no assurance that such efforts will be effective to prevent such losses; and in the event the Company is unsuccessful in managing its policies to prevent losses associated with obsolete inventory, such costs and expenses could be significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Risk of failure to achieve commercial acceptance.

Our FORTIS™ product line is new and untested in the commercial marketplace.  In the event the FORTIS™ fails to achieve widespread  commercial acceptance, such product line may become obsolete and in such case the company will experience losses from costs associated with the discontinuation of production of such product.

We source a significant number of parts from international suppliers, which may be subject to a number of risks and often require more management time and expense than do suppliers from domestic sources.

We currently source parts from the following countries: China, Poland, India, England, Germany, Italy,  Japan, Mexico, Canada  and the Netherlands,. Such international parts procurement may subject us to a number of risks, including:

•	political and economic instability;
•	coordinating our communications and logistics;
•	less favorable, or relatively undefined, intellectual property laws;
•	unexpected changes in regulatory requirements and laws;
•	export duties, import controls and trade barriers (including quotas); and
•	adverse trade policies, and adverse changes to those policies.

In addition, several of the countries where we operate have emerging or developing economies, which may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange.

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors or fraud, or in informing management of all material information in timely manner.

Our management, including our interim CEO and interim CFO, does not expect that our disclosure controls and internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur simply because of error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is currently engaged in a significant amount of costly and burdensome litigation, including:

Distributor Suit. Prior to the acquisition of Envirotech by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998. On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years. The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on all assets of Envirotech, tangible and intangible, granted to the Senior Secured Creditor in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees. As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be filed of record so long as no default existed. On May 3, 2004, the distributor claimed a breach and filed the Stipulated Judgment. Management believes no default existed to warrant the filing of the judgment. With the filing of the Bankruptcy Petition by Envirotech (see below), this action was stayed. However, with the dismissal of the Chapter 11 Proceedings on February 28, 2006, this judgment is once again a claim against the assets of Envirotech, subject, however, to the claims and rights of the Senior Secured Creditor. In June 2007 the executor and beneficiary of the estate of the deceased plaintiff made written demand for payment of the sums owed under the Stipulated Judgment.  The Company is currently investigating a course of action and response to such written demand.

Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc. vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). Envirotech of Texas, Inc. was an independent distributor of the Envirotech ESI-2000 product line not affiliated with the company. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit is in the discovery and pre-trial motion stage and the Company is vigorously engaged in the defense of the action. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part [sic] any technology embodied in the Model ESI 2000 heater. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. The Court is reconsidering the scope of the injunction and may modify the wording on the scope of the preliminary injunction. Additionally, the Court allowed Seitz to amend his complaint. Seitz filed his amended complaint attempting to expand the complaint to also cover Skye, Valeo and the FORTIS™ product. Skye and Valeo filed motions to dismiss this amended complaint as to Skye, Valeo and the Fortis, all of which were granted. As such, the only product believed to be at issue in the matter (as confirmed by discussions with Seitz’s counsel) is the Envirotech ESI-2000 product; which has not been manufactured or sold since the issuance of the preliminary injunction in late 2005, and which the Company does not intend to produce in the future.  Envirotech filed counterclaims against Seitz and the Court is currently determining which counts of the counterclaim will proceed.  Envirotech continues to defend the Seitz suit

Unpaid Legal Fees . Subsequent to December 31, 2003, Envirotech has been named in five separate lawsuits for unpaid legal and consulting fees totaling $280,000. These include the Myers and Jenkins Suit and the Sensor Technologies Suit discussed below. On May 3, 2004, Envirotech settled one of these suits claiming fees of $112,500. In connection with that settlement, Envirotech reimbursed the plaintiff for alleged out-of-pocket expenses and the Company issued 10,000 shares of common stock, restricted under SEC Rule 144, to the plaintiff on the basis of a loan from the Company to Envirotech. The settlement, and any settlements of the other suits, will be reflected as a charge in the year of the settlement. In two of the other three suits judgments have been granted in the aggregate amount of approximately $155,500, both of which were stayed by the bankruptcy filing discussed above. The fourth suit is on behalf of a law firm that served as a contract arbitrator in Envirotech’s dispute with the Distributor noted above. With the dismissal of the Chapter 11 proceedings, the Company has received notice from the plaintiff that it intends to resume the suit, which seeks approximately $3,500 in fees.

ITEM 1. LEGAL PROCEEDINGS - continued

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

Bankruptcy Proceedings . On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona. The filing of this Petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on the judgments. Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, Skye has not assumed any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement (see above). All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, were stayed during the pendency of the Bankruptcy Proceedings. Envirotech filed a Disclosure Statement and Plan of Reorganization on November 7, 2004 and the Court approved its request to submit the plan to the creditors for approval. The Plan, however, did not receive approval of the Court and Envirotech subsequently filed a Motion to Dismiss the Chapter 11 proceedings which was granted, with prejudice, on February 28, 2006. All claims and judgments of creditors of Envirotech may be renewed in the future.

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

Shareholder Derivative Action. In May 2006 a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named as a nominal defendant and there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to former consultants to the Company, as well as prior issuances of stock to certain members of current management. Among other things the plaintiffs sought to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded that they return the shares to the Company. The Company has filed extensive counter and cross-claims. The matter came before the Court in a Hearing on February 21-22, 2007 for a Temporary Restraining Order sought by the Plaintiff’s.

On May 2, 2007, Judge Roslyn O. Silver of the United States District Court for the District of Arizona issued an Order rejecting the Plaintiffs’ requested Preliminary Injunction relief in the pending Skye Shareholder’s Derivative Lawsuit, Stebbins v. Johnson, Civil Action No. 06-1291-PHX-ROS. The Court also dissolved all restrictions imposed by a prior Temporary Restraining Order and Stipulated Order, which frees the Company to conduct its corporate business without any further interference or restraint by the Court or the Plaintiffs.  In the Order, the District of Arizona found that none of the Plaintiffs’ arguments were convincing, the Plaintiffs failed to present any evidence that would support a finding of corporate fraud or waste, and the Plaintiffs had made no showing of likelihood of success on the merits of their claims. During a ten month investigation into the matter following the filing of the lawsuit, the Company and its counsel determined that there was no merit to the claims made by Plaintiffs. After reporting the results of this investigation to the Board of Directors, the Company’s Board of Directors took affirmative actions to ratify the Company’s prior actions. After hearing the testimony from five of the Board of Directors and other Skye personnel and consultants at the Preliminary Injunction Hearing on February 21-22, 2007, the District of Arizona accepted the ratification actions of the Skye Board of Directors, which were based on the Board’s reasonable investigation.  Based on the Court’s May 2, 2007 rulings, Judge Silver stated “it is not clear that Plaintiffs have any viable claims remaining” in this case.  The Plaintiffs have since requested that their claims be dismissed from the case without prejudice.  The Company has requested that any dismissal of these claims be with prejudice and with an award of attorney’s fees to the Company by the Plaintiff’s.  The court is considering the type of dismissal that will be granted, and what, if any counterclaims by the Company will be allowed to proceed.

ITEM 1. LEGAL PROCEEDINGS - continued

Pending Arbitration. The Company is party to an arbitration between Skye and its former independent auditors, Semple & Cooper, LLP relating to unpaid audit and accounting fees in the amount of approximately $39,000. The Company intends to vigorously defend the matter and may file a counterclaims in the action for, among other things, breach of fiduciary duty, tortious interference, negligent misconduct. A settlement to the matter was reached in early August, 2007 and, if completed by both parties, the matter will be resolved.

Claim by Director William Papazian for Legal Defense and Indemnity. The Company is a party to an action seeking to require Skye to both “defend” and “indemnify” Director William Papazian from and against costs and liabilities arising in connection with a counterclaim filed by Skye against Mr. Papazian in connection with the Shareholder Derivative Action described above. Though filed by Mr. Papazian in Arizona State Court, the lawsuit was removed to the jurisdiction of the Federal District Court and has since been remanded back to State court.  The State court is currently considering the Company’s motion to dismiss.

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

(c)	Envirotech has five notes with an aggregate principal amount of $833,240 that are in default, as follows:

Demand Note with Attorneys, 6% Interest, All Assets of Subsidiary, Envirotech, pledged as Collateral.	194,895

Demand Note with Former Distributor of Subsidiary, Envirotech, in Settlement and Repurchase of Distributorship Territory, 7% Interest.	519,074

Demand Note Made by Subsidiary, Envirotech, 10% Interest, Payable Monthly.	11,880

Demand Note Made by Subsidiary, Envirotech, 6% Interest.	35,000

Demand Note Made by Subsidiary, Envirotech.	72,391

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the six-month period ended June 30, 2007.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

(a)	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to U.S.C. 18 Section 1350

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

SKYE INTERNATIONAL, INC.

Date: August 15, 2007	By:	/s/ Perry D. Logan
Perry D. Logan
Title: Chief Executive Officer (Interim) and Chief Accounting Officer (Interim)