Form 10QSB
period 2007-09-30
SKYE INTERNATIONAL, INC
filed 2007-11-09
CIK 1095751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

 As of September 30, 2007 – 28,662,897 common shares of $0.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART I.   FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2007	2006
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	8,340	8,672
Accounts Receivable, Net	-	-
Inventory at Cost	99,021	163,062
Prepaid Expenses	85,379	99,379

Total Current Assets	192,740	271,112

EQUIPMENT, NET	41,513	43,921

OTHER ASSETS
Patents and Software, Net	-	-
Deposits	2,460	-
Intangible Assets	-	-

Total Other Assets	2,460	-

Total Assets	236,712	315,034

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	1,685,099	2,160,624
Other Payables	12,986	31,132
Notes Payable	1,562,237	1,053,615
Accrued Interest Payable	84,042	72,917
Warranty Accrual	34,570	34,570
Customer Deposits	103,371	103,371
	3,482,305	3,456,228

Total Liabilities	3,482,305	3,456,228

STOCKHOLDERS' EQUITY

Common Stock authorized is 100,000,000 shares at $0.001 par value. Issued and outstanding on September 30, 2007 were 28, 662,897 shares, and December 31, 2006 were 21,622,243 shares	28,663	21,622

Common Stock Subscribed	108,675	108,675

Paid in Capital	10,741,356	9,256,308

Accumulated Deficit	(14,124,287)	(12,527,800)

Total Stockholders' Equity (Deficit)	(3,245,593)	(3,141,194)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	236,712	315,034

The accompanying notes are an integral part of these statements.

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Operating Activities

Net (Loss)	(1,596,487)	(1,879,533)

Depreciation Expense.	8,002	7,109
Changes in assets and liabilities:
Inventory	64,042	(116,768)
Accounts Receivable	-	(93,732)
Prepaid Expense	14,000	(266,356)
Deposits	(2,460)	(100,000)
Accrued Interest Payable	11,125	(11,168)
Accounts Payable and Other Payables	(493,671)	899,650
Notes Payable	508,622	(15,000)
Intangible Assets	-	(3,982)

Net Cash (Used) by Operating Activities	(1,486,827)	(1,579,780)

Investing Activities

Purchase/Disposal of Assets	(5,594)	(318)

Net Cash (Used) by Investing Activities	(5,594)	(318)

Financing Activities

Shares issued for services rendered.	1,392,089	684,127
Shares issued to retire debt and interest.	100,000	226,493
Stock Subscriptions	-	21,838
Proceeds from sale of Common Stock	-	655,000
Discount on Convertible Debt	-	-
Stock Options Granted	-	-

Net Cash Provided by Financing Activities	1,492,089	1,587,458

Net Increase/(Decrease) in Cash	(332)	7,360

Cash, Beginning of Period	8,672	2,711

Cash, End of Period	8,340	10,071

Supplemental Information:
Taxes	-	-
Interest Expense	42,444	37,825

The accompanying notes are an integral part of these statements

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2007	2006
INCOME
Product Sales	-	$16,457
Other Income	-	-

Total Income	-	16,457

Cost of Goods Sold	-	17,982

Gross Income	-	(1,525)

EXPENSES
Legal and Professional	548,966	1,171,806
General and Administrative	346,947	590,622
Research and Development	616,210	26,928
Advertising/Marketing	-	38,406
Loss on Disposal of Assets	-	5,312
Depreciation	8,002	7,109

Total Expenses	1,520,125	1,840,183

OTHER INCOME AND (EXPENSE):
Interest Expense	(78,515)	(37,825)
Gain on Extinguishment of Indebtedness	2,153	-
	(76,362)	(37,825)

Net (Loss) before Income Taxes	(1,596,487)	(1,879,533)

Income Tax Expense	-	-

NET (LOSS)	(1,596,487)	(1,879,533)

Basic and diluted (loss) per share	$(0.06)	$(0.09)

Weighted Average Number of Common
Shares Outstanding	25,142,570	19,871,754

The accompanying notes are an integral part of these statements.

Skye International, Inc., and Subsidiaries
STATEMENT OF STOCKHOLDER'S DEFICIT

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Balance December 31, 2000	580,000	$580		$333,920	$(828,006)	$(493,506)

Common Shares issued for Services	52,500	53		52,447		52,500
Contribution to Capital				24,265		24,265
Common Shares issued to retire
Convertible Note and accrued Interest	60,000	60		187,022		187,082
Net (Loss)					(120,900)	(120,900)

Balance December 31, 2001	692,500	$693		$597,654	$(948,906)	$(350,559)

Common Shares issued for cash	104,778	105		96,895		97,000
Common Shares issued for services	455,800	455		110,045		110,500
Common Shares issued for prepaid
service	162,500	163		16,087		16,250
Common Shares issued for proposed
business acquisition	6,433,406	6,433		896,997		903,430
Common Shares issued to retire
convertible note and accrued Interest	60,000	60		200,670		200,730
Common Shares issued to retire debt	22,500	22		23,272		23,294
Net (Loss)					(2,798,586)	(2,798,586)

Balance December 31, 2002	7,931,484	$7,931		$1,941,620	$(3,747,492)	$(1,797,941)

Common Shares issued for Cash	434,894	435		967,925		968,360

Common Shares issued in recapitalization	3,008,078	3,008		(166,940)		(163,932)
Net (Loss)					(371,821)	(371,821)

Balance December 31, 2003	11,374,456	11,374		2,742,605	(4,119,313)	(1,365,334)

Common Shares issued for services	800,000	800		228,080		228,880

Common Shares issued to retire Debt and interest of $91,281	172,354	172		91,109		91,281

Common Shares issued for cash through exercise of warrants	66,667	67		16,600		16,667

Common Shares cancelled in acquisition settlement	(2,075,000)	(2,075)		2,075		-

Common Stock Options issued for services				19,000		19,000

Common Stock issued for prepaid services	2,250,000	2,250		110,250		112,500

Common Shares valued at $159,876 Issued to obtain $1,075,000 debt	537,500	538		159,338		159,876
Net (Loss)					(1,893,330)	(1,893,330)

Balance December 31, 2004	13,125,977	13,126		3,369,057	(6,012,643)	(2,630,460)

STATEMENT OF STOCKHOLDER'S DEFICIT - continued

Common Stock granted but not			275,000			275,000
issued until 2006

Common Stock granted in 2004 but				945,000		945,000
not earned by related party
consulting agreements until 2005

Common Shares issued for
consulting and outside services	260,525	261		237,162		237,423

Common Shares issued in	391,832	392		414,129		414,521
conjunction with related party consulting contracts

Issuance of common stock for	524,500	525		535,646		536,170
employee stock Awards

Issuance of common stock to reduce	78,067	78		52,266		52,344
existing debt

Common Shares Issued in
connection with Debt	50000	50		12450		12,500

Conversion of convertible bridge	842,511	843		462,539		463,382
notes into common stock

Issuance of common stock in private	2,564,819	2,565		1,408,085		1,410,650
placements

Net (Loss)					(4,051,870)	(4,051,870)

Balance December 31, 2005	17,838,231	17,839	275,000	7,436,333	(10,064,513)	(2,335,340)

Common Shares issued in conjunction with	378,750	379		262,496		262,875
related party consulting services and to
employees for services

Common Shares issued for	808,100	808		420,444		421,252
consulting and outside services

Common Shares issued in private	370,000	370	(210,000)	209,630		0
placements, previously subscribed

Common Shares subscribed			43,675			43,675

Common Stock options issued for services				32,216		32,216

Discount on Convertible Debt				15,922		15,922

Common Shares issued to retire debt and interest	412,902	413		226,080		226,493

Common Shares issued in private stock placements	1,814,260	1,814		653,186		655,000

Net (Loss)					(2,463,287)	(2,463,287)

Balance December 31, 2006	21,622,243	21,623	108,675	9,256,308	(12,527,800)	(3,141,194)

STATEMENT OF STOCKHOLDER'S DEFICIT - continued

Common Shares issued in conjunction with
related party consulting services and to
employees for services	250,000	250		49,750		50,000

Common Shares issued for
consulting and outside services	6,690,654	6,690		1,335,398		1,342,088

Common Shares issued to retire debt
and interest	100,000	100		99,900		100,000

Net (Loss)					(1,596,487)	(1,596,487)

Balance September 30, 2007	28,662,897	28,663	108,675	10,741,356	(14,124,287)	(3,245,592)

The accompanying notes are an integral part of these statements

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and December 31, 2006

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

Nature of Business

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of an electronic, tankless water heater. The Company’s products, together with a limited quantity of related parts purchased for resale, will be sold primarily through manufacturer’s representatives and wholesale distributors in the United States and Canada. Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

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

On August 6, 2004, Envirotech filed a voluntary petition with the United States Bankruptcy Court for the District of Arizona (Case No. 2:04-13908-RTB ) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve all existing litigation, judgments and efforts to collect on judgments entered against Envirotech. On December 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court. This Plan was not approved and in January 2006, the Company’s motion to withdraw its Chapter 11 filing was granted by the Bankruptcy Court for the District of Arizona without prejudice or relief from any of its liabilities previously classified as Subject to Compromise,

As such, the accompanying Consolidated Financial Statement for the nine months ended September 30, 2007 and the year ended December 31, 2006 were not prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (See Note 2) which requires that all pre-petition liabilities subject to compromise are segregated in the consolidated balance sheets as of end of the respective years and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims with liabilities not subject to compromise being separately classified.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and December 31, 2006

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

The accompanying comparative Consolidated Financial Statements for the nine months ended September 30, 2007 and the year ended December 31, 2006 have been stated to reflect the Company’s withdrawal of its bankruptcy court petition.

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and December 31, 2006

Note 2.	SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

All highly liquid debt instruments with a maturity of six months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of these instruments.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. Including promissory notes, and related party liabilities, the fair value of these financial instruments approximates their carrying amount as of September 30, 2007 and September 30, 2006 due to the nature of or the short maturity of these instruments.

Research and Development

The Company's research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. The Company expenses product research and development costs as they are incurred. With the organization of its subsidiary ION, the Company continues to expense research and development costs as incurred.

Marketing Strategy

Although in the past most sales were made directly to consumers, the Company now intends to sell its products to large wholesale distributors through its network of manufacturer’s representatives. The Company, through its Envirotech subsidiary, has periodically advertised on cable television stations, at trade shows and through trade magazines.  The Company maintains a website at www.skye-betterliving.com and www.tankless.com.

Revenue Recognition

The Company records sales when revenue is earned. The Company sells on credit to its distributors and manufacturer’s representatives. Due to the Company’s Warranty and Right of Return policy, nine percent of the sales are recognized immediately and the balance is recognized 25 - 40 days after shipment of the product to the customer. All shipments are FOB shipping point. Sales to distributors and manufacturer’s representatives are sold FOB shipping point with receivables recorded 25 to 40 days post shipping. In 2005, substantially all of the Company’s gross revenues of $172,169 were generated by the Valeo subsidiary and were generated through sales of the ESI-2000 unit to individuals over the internet, the majority of whom paid in advance by credit card payments. The Company no longer manufactures the ESI-2000 product lines and so the Company plans to refund the purchase price paid for undelivered heaters or, alternatively, to ship new heaters to those customers that did not receive delivery of an ESI-2000 heater. The Company had only $2,071 revenue from sales during 2006 and has had no revenue from the sale of product during the first nine months of 2007.

Accounts Receivable

Accounts receivable are recorded when an order is received from a distributor and shipped. An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts.  Net accounts receivable is as follows:

	September 30, 2007	Dec. 31, 2006
Accounts Receivable	$-0-	$-0-
Less: Allowance for Doubtful Accounts	(-0-)	(-0-)
Net Accounts Receivable	$-0-	$-0-

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and December 31, 2006

Note 2.	SIGNIFICANT ACCOUNTING POLICIES - continued

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from inability of the company’s customers to make the required payments. The company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and external factors that may impact collectability.

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site. Advertising is expensed when incurred. Advertising expense for the nine months ended September 30, 2007 and the year ended December 31, 2006, was $3,179 and $38,406 respectively.

Inventory

The Company contracts with third parties to manufacture its products and is neither billed for nor obligated for any work-in-process. The Company only supplies certain parts and materials and is then billed for completed products. Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which range from two to seven years. Fixed assets consist of the following:

	Sept. 30, 2007	Dec. 31, 2006
Property, Equipment, furniture and Fixtures	$67,216	$61,622
Less: Accumulated Depreciation	(25,703)	(17,701)
Net Fixed Assets	$41,513	$43,921

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

The Company has potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations. There are 600,000 options at $0.55 and 300,000 options at $0.50 per share outstanding as of the date of this report. There are also $100,000 of outstanding convertible debentures which within 12 months may be converted into restricted common shares of the Company at a 30% discount to the then current 10-day moving average of the Company’s common stock. All outstanding warrants were either exercised or cancelled and convertible debt is anti-dilutive.  As of September 30, 2007, the Company has issued $400,000 in 15% convertible demand notes and a further $53,000 remains outstanding as an unsecured demand loan to related party directors.  Some or all of such amount may be converted at any time or from time to time into common shares of the Company resulting in additional dilution.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and December 31, 2006

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

Warranty and Right of Return

In connection with the sale of each product, the Company provides a limited 30-day money back guarantee less a 6% restocking charge. After the 30 days the Company provides a five year warranty on replacement of parts. The tank chamber is warranted not to leak for 10 years. The Company has limited history with claims against its warranty. The Company defers a portion of the revenue as would generally be required for post-contract customer support ("PCS") arrangements under SOP 97-2. Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty. As of September 30, 2007 a total of $34,570 in refunds and warranty allowances were recorded against Product Sales.

Balance of Warranty Accrual for 2003	$3,240
Balance of Warranty Accrual for 2004	9,725
Balance of Warranty Accrual for 2005	21,625
Balance of Warranty Accrual for 2006	0
Balance of Warranty Accrual for 2007	0
Total Warranty Accrual as of September 30, 2007	34,570

Note 3.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

In the third quarter of 2007 the Company received $400,000 of funds in exchange for the issuance of $400,000 of principal 15% convertible notes (the “Notes”). The Notes, together with accrued interest thereon are convertible at the option of the holder any time during the 12 months from issuance thereof into restricted common stock of the Company at a price equal to a 30% discount to the then current 10-day moving average of the Company’s common stock. Additionally, the investor received one (1) share of the Company’s restricted common stock for each One Dollar ($1.00) amount of Notes purchased.  A further $53,000 remains outstanding as an unsecured demand loan to related party directors

Note 3.	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS - continued

Notes payable and capital lease obligations consist of the following:

	Nine Mos. Ended	Yr. Ended
	Sept 30,	Dec. 31,
	2007	2006
Convertible Notes, Unsecured, Matured March 2001 bear 12.5% Interest, principle and interest convertible into one common share and one warrant at 75% of the average closing price over the 10-day period prior to conversion. Warrants have expired and notes have not been converted and are in default.	$70,000	$70,000

Convertible Notes, Unsecured, Matured one-year from issue date, bear 10% Interest payable quarterly, principle and interest convertible into one common share for each outstanding $1.00. Forty notes were issued between January 23, 2004 and January 15, 2005. Of these notes, thirty nine had been either repaid or converted at December 31, 2005. Of the remaining four notes, three were converted in April 2006; the fourth has not been converted or repaid and is in default. Aggregate Amount:	$15,000	$215,000

Demand Note with Attorneys, 6% Interest, All Assets of Subsidiary, Envirotech, pledged as Collateral; Note is in default. Note has been acquired by Envirotech’s parent, Skye	$194,895	$194,895

Demand Note with Former Distributor of Subsidiary, Envirotech, in Settlement and Repurchase of Distributorship Territory, 7% Interest; Note is in default	$519,074	$519,074

Demand Note Made by Subsidiary, Envirotech, 10% Interest, Payable Monthly; Note is in default	$11,880	$11,880

Demand Note Made by Subsidiary, Envirotech, 6% Interest; Note is in default	$35,000	$35,000

Demand Note Made by Subsidiary, Envirotech; Note is in default	$72,391	$72,391

Demand Note Made by ION Tankless in favor of related party;	$120,000	$120,000-

Demand Note Made by Valeo in favor of related party;	$13,000	$13,000-

Demand Note Made by Skye in favor of related party;	$65,000	$65,000-

Convertible Notes, Unsecured, Issued March 2006, Matured March 2007, bear 5% Interest, principle and interest convertible into one common share $0.55 per share. Notes have not been converted and are now in default.	$75,000	$75,000

Demand Note Made by SKYE in favor of consultants; Note is in default	$10,000	$10,000
Demand Note Made by Skye, 15% Interest; in favor of related party	$400,000	$-0-

During the nine months ended September 30, 2007, the Company received interim financing of $553,000 from related party directors.  $100,000 of such amount was converted to common shares at $0.20 per share resulting in the issuance of 500,000 shares; a further 200,000 shares were issued as an inducement to loan $400,000 to the Company by means of demand notes bearing simple interest of 15% per annum and the balance of $53,000 remains in the form of  unsecured advances from a related party director.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and December 31, 2006

Note 4.	STOCKHOLDERS’ EQUITY

On March 24, 2005, the Company adopted an employee stock incentive plan setting aside 500,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.   A compensation committee appointed by the Board of Directors has the right to grant awards or stock options and administers the plan. On March 30, 2005, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 500,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of September 30, 2007 and December 31, 2006, the Company has issued 462,541 shares under the 2005 Stock Incentive Plan. No shares were issued under the Plan during the nine months ended September 30, 2006. As of September 30, 2007, a total of 37,459 shares remain unissued under this Plan.

The Company was initially capitalized on November 30, 1993 with the issue of 500,000 shares for $5,000. During 2005 the Company issued 652,357 shares for $651,943 in consulting services; 524,500 shares at $536,170 for employee stock awards; 78,067 shares for $54,647 in debt reduction; 842,511 shares to retire $881,536 in convertible notes; and 2,564,819 shares for $296,483 in cash in private placements.

During 2006, the Company issued 205,000 shares for consulting and legal services valued at $230,753; 370,000 shares previously subscribed for cash in private placements; 412,902 shares to retire principal and interest on outstanding bridge loans; 1,814,260 shares in private placements for $655,000; 110,000 shares for legal fees valued at $48,000; 600,000 shares for consultants for fees valued at $330,000; 50,000 shares for investment banking fees and services valued at $17,500; 173,750 shares for employees in lieu of pay and for signing bonuses valued at $57,375, and 100,000 shares to be issued in connection with the receipt of $100,000 in convertible bridge notes. The total common stock issued and outstanding at December 31, 2006 was 21,622,243 shares.

During the nine months ended September 30, 2007, the Company issued a total of 7,040,654 shares of which 4,973,172 were issued in payment of legal services valued at $1,008,884; 250,000 shares issued to employees, directors and officers as payment for services rendered during the period and for services in 2006; 541,000 shares issued to employees, directors and officers as payment for services rendered during the period from January 1, 2007 through September 30, 2007; 20,000 shares to retire debt of $12,500 to a vendor; 456,482 shares issued to Berry-Shino Securities, Inc. in settlement of pending litigation for unpaid fees; and 100,000 shares  issued in connection with the $100,000 in convertible notes received by the Company in 2006. In the first nine months of 2007 the Company has received $553,000 in interim financing from related party directors.  In connection with such $553,000, the Company has issued 500,000 shares to a related party director at $0.20 per share for total private placement of $100,000 ; 200,000 shares as inducement to related party directors to lend the Company $400,000.  Additionally, as of September 30, 2007, the Company has issued demand notes totaling $400,000 to related party directors.  Such notes are payable on demand and bear simple interest at 15% per annum.  The Company has not yet issued any notes in connection with $53,000 loaned to the Company by a related party director.

Warrants

No warrants are outstanding.

Stock Options

On February 11, 2004 the company granted 5-year stock options to purchase 600,000 shares of restricted common stock at $0.50 per share to consultants assisting in company operations. Using a discounted stock price of $0.43, exercise price of $0.50, 5-year option, risk-free rate of 4.1% and a volatility rate of .038 the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of 600,000 options is $18,000. By amendment dated September 6, 2005, the option period has been extended for an additional 5 years, to expire February 11, 2014. At September 30, 2007 and December 31, 2006, none of the options have been exercised.

In September 2006, the Company granted options to each of its directors to purchase 50,000 shares at $0.50. In addition it granted an option to its Chairman, to purchase 150,000 shares at $0.50. The options may be exercised at any time within five (5) years of the date of grant. Using a discounted stock price of $0.49, exercise price of $0.50, 5-year option, risk-free rate of 5.35% and a volatility rate of .052 the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of 300,000 options is $32,216. At September 30, 2007 and December 31, 2006, none of the options have been exercised.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and December 31, 2006

Note 4.	STOCKHOLDERS’ EQUITY - continued

Outstanding stock options are as follows:

Shares
Balance, December 31, 2004	700,000
Granted, 2005	0
Expired, 2005	(100,000)
Balance, December 31, 2005	600,000
Granted, 2006	300,000
Expired, 2006	0
Balance, December 31, 2006	900,000
Granted 2007	0
Expired 2007	0
Balance September 30, 2007	900,000

Note 5.	INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative Net Operating Loss of $14,124,287. The total valuation allowance is equal to the total deferred tax asset.

	Nine Months Ended Sept. 30, 2007	Year Ended Dec. 31, 2006

Deferred Tax Asset	$4,927,536	$4,384,730
Valuation Allowance	$(4,927,536)	$(4,384,730)
Current Taxes Payable	$0	$0
Income Tax Expense	$0	$0

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1993-2003	$4,119,312	2013-2023
2004	$1,893,331	2024
2005	$4,051,870	2025
2006	$2,463,287	2026
2007	$1,596,487	2027
Total	$14,124,287

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and December 31, 2006

Note 6.	LEASES AND OTHER COMMITMENTS

The Company occupies 2,500 square feet of leased space pursuant to an annual lease that commenced May 1, 2007.

Note 7.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception with an accumulated deficit of $12,527,800 as of December 31, 2006. The Company has not generated meaningful revenues in the last year. The Company has a working capital deficit of $3,088,278 as of September 30, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans

The Company has expended considerable efforts in working with its contract manufacturer in order to begin the production of its new line of products. The Company expects that the first units will be produced in 2007 with sales and delivery to also commence during such period. After commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. The Company has continued development efforts on its patented Paradigm™ technology. The Company is currently working closely with a critical supplier to jointly complete the engineering and commercialization process of this technology. The Company has developed a sales and distribution network relying on manufacturer’s representatives to sell the Company’s products through wholesale distribution.

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

Distributor Suit. Prior to the acquisition of Envirotech by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998. On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years. The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on all assets of Envirotech, tangible and intangible, granted to the Senior Secured Creditor in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees. As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be filed of record so long as no default existed. On May 3, 2004, the distributor claimed a breach and filed the Stipulated Judgment. Management believes no default existed to warrant the filing of the judgment. With the filing of the Bankruptcy Petition by Envirotech (see below), this action was stayed. However, with the dismissal of the Chapter 11 Proceedings on February 28, 2006, this judgment is once again a claim against the assets of Envirotech, subject, however, to the claims and rights of the Senior Secured Creditor. In June 2007 the executor and beneficiary of the estate of the deceased plaintiff made written demand for payment of the sums owed under the Stipulated Judgment.  The Company is currently investigating a course of action and response to such written demand, and the Company has received no further communication from the executor of the estate.

Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc. vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). Envirotech of Texas, Inc. was an independent distributor of the Envirotech ESI-2000 product line not affiliated with the company. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit is in the discovery and pre-trial motion stage and the Company is vigorously engaged in the defense of the action. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part [sic] any technology embodied in the Model ESI 2000 heater. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. The Court is reconsidering the scope of the injunction and may modify the wording on the scope of the preliminary injunction. Additionally, the Court allowed Seitz to amend his complaint. Seitz filed his amended complaint attempting to expand the complaint to also cover Skye, Valeo and the FORTIS™ product. Skye and Valeo filed motions to dismiss this amended complaint as to Skye, Valeo and the Fortis, all of which were granted. As such, the only product believed to be at issue in the matter (as confirmed by discussions with Seitz’s counsel) is the Envirotech ESI-2000 product; which has not been manufactured or sold since the issuance of the preliminary injunction in late 2005, and which the Company does not intend to produce in the future.  Envirotech filed counterclaims against Seitz, which the Court has indicated will go forward with several of the filed counts.  Envirotech continues to defend the Seitz suit.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and December 31, 2006

Note 8.	PENDING LITIGATION - continued

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

Bankruptcy Proceedings . On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona. The filing of this Petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on the judgments. Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, Skye has not assumed any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement (see above). All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, were stayed during the pendency of the Bankruptcy Proceedings. Envirotech filed a Disclosure Statement and Plan of Reorganization on November 7, 2004 and the Court approved its request to submit the plan to the creditors for approval. The Plan, however, did not receive approval of the Court and Envirotech subsequently filed a Motion to Dismiss the Chapter 11 proceedings which was granted, with prejudice, on February 28, 2006. All claims and judgments of creditors of Envirotech may be renewed in the future.  The Bankruptcy Court retained jurisdiction to rule on a pending sanctions motion against Envirotech wherein David Seitz and Microtherm are claiming approximately $70,000 in legal fees.  The Court has not yet ruled on the matter.

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and December 31, 2006

Note 8.	PENDING LITIGATION - continued

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

Pending Arbitration. The Company has settled its dispute with Semple and Cooper by way of the payment of $27,000.

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

Quick & Confidential Claim. The Company has settled this matter by way of the payment to Quick & Confidential of $12,000.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Company nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company’s financial condition and results of operations for the nine months ended September 30, 2007 and September 30, 2006. The following discussion may be understood more fully by reference to the financial statements, notes to the financial statements, and in the Company’s Annual Report on Form 10-KSB filed on April 10, 2007, as well as with regard to the Company’s other public filings with the United States Securities and Exchange Commission.

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

On November 7, 2003, Skye acquired Envirotech in a one-for-one share exchange. On that date, Skye issued 8,366,778 shares of its common stock to the Envirotech shareholders. Subsequently, in December 2004, 2,075,000 of those shares were returned to Skye by the former principals of Envirotech and cancelled, and the number of Skye’s issued and outstanding shares were correspondingly reduced, pursuant to a settlement of litigation brought by Skye.

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

With the exception of one patent held by Envirotech (discussed above), as well as other patents pending or awaiting assignment to ION in due course, ION holds all patents and intellectual property of the Company and it may license that property to an affiliated or third party entity for manufacturing and distribution. The assets of ION are included in the consolidated financial statements for the Company.

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

 Capitalization

As of September 30, 2007, there were approximately 28.662,897 shares of common stock outstanding and the Company had approximately 439 shareholders of record on that date.  As of January 8, 2007, the shares of common stock of the Company are traded on the OTC Bulletin Board under the ticker symbol SKYY. From June 5, 2006 through January 7, 2007 the shares of common stock of the Company were traded on the OTC Pink Sheets under the symbol SKYY. Prior to June 5, 2006, the shares of common stock of the Company were traded on the OTC Bulletin Board under the ticker symbols: SKYY, SKYYE, TSYW, TSYWE, CRRZ and ELUT.

Our Business and Prospects

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of an electronic, tankless water heater. The tankless water heater is small, easy to install and supplies hot water on demand. The unit is a microprocessor controlled electric water heater contained in a compact housing thus eliminating the large space demands of conventional tank-based water heaters. Skye’s tankless water heater incorporates precise microprocessor-controlled temperature. It saves energy and valuable floor space as compared to conventional tank systems.  Tankless systems are suitable for most areas of the U.S. and worldwide. Prior to the development of new technology, which is discussed later in this section, the Company was dependent upon the operations of Envirotech for its revenue. Beginning in 2004 and continuing throughout 2005, Envirotech’s production and sales steadily declined while the Company embarked on an aggressive research and development program to develop new technologies and products for the tankless water heater market. In January 2004, SKYE formed ION through which it has since conducted research and development on alternative heating technologies and products. SKYE has invested heavily in a concerted Research & Development program to develop new and innovative methods of heating water which has resulted in the filing of applications for several patents involving dozens of claims. As a result of the ongoing research and development program, several patents have been issued and other patent applications are pending, and new products have been developed and are expected to be ready for limited production and sale following approval/certification, as discussed below.

The Company ceased to manufacture the ESI-2000 water heater line of products developed by Envirotech. Our FORTIS™ branded product line, which is expected to be delivered to the market in late November 2007, is scalable from 40 amps to 120 amps of heating power and is a microprocessor-controlled electric water heater contained in a compact design. SKYE’s new and innovative way of heating water for home and business is contained in a small and easy to install unit. The FORTIS™ series saves energy, space, water, and is suitable for most areas of the world. SKYE uses advanced technology and high quality parts in the construction of the FORTIS™ series, thus providing reliability and longevity. Most anywhere hot water is now being used, SKYE’s electric instantaneous water heaters can likely perform the task more efficiently than most other water heaters. The FORTIS™ series will heat water only as long as you require hot water, and only at the temperature you desire. Electricity is only used when heated water is required, therefore the cost of heating water could be calculated to be reduced by as much as 20% - 40% as water is not kept constantly hot as it is with a conventional tank heater.  Because the FORTIS™ series is compact it can be easily installed close to where hot water is being used, and it is ideal for hotels, motels, apartments, and homes where space is at a premium. Additionally, because each FORTIS™ comes with sophisticated leak detectors and automatic water shut-off mechanisms, it is the appliance of choice for the discerning buyer.  SKYE believes its FORTIS™ series heaters offers one of the most efficient solutions for on-demand hot water available today.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company has expended considerable efforts in working with its contract manufacturers, Jabil Circuit, Inc. (“Jabil”), and Electrosem, LLC (“Electrosem”), both located in Tempe, AZ, in order to begin the production of the FORTIS™ line of products. As of the date of this report, the FORTIS™ had been submitted to Intertek Testing Services NA, Inc. (“Intertek”) for compliance investigation, and certification of conformity to UL Standard 499 and conformance of its proprietary controller pursuant to UL 244A .  Formal certification of the FORTIS™ product series was given by Intertek on October 12, 2007.  The Company expects that the first FORTIS™ units will be produce, initially in limited production, commencing late November 2007.  The Company believes that full production is likely to commence during the first quarter 2008.  Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize.  Once the production and processes have stabilized the Company anticipates that it will seek to move production of the FORTIS™ to a lower cost center in Mexico or China in order to gain additional margin.

The Company has also continued to develop its new Paradigm™ technology. Although we have been very excited about the functionality that the Paradigm™ technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently preparing a written agreement with a critical supplier to (i) jointly complete the engineering and commercialization process, and then (ii) engage in an engineering for manufacturing phase. Although we have commenced engineering work on the Paradigm as discussed above, we have not yet completed our negotiations there can be no assurance that we will finalize any such agreement, or if we do finalize the agreement, that we will be successful in developing a commercialized product for distribution within a reasonable period of time.

Access to capital remains a pressing consideration for the Company. We have recently funded our operations through the issuance of convertible notes to certain of the Company’s related party directors. Funding needs continue to be met by loans from certain of our officers and directors. Our business strategy will require us to raise in excess of an additional $2 million of new equity over the next 12 month period in order to fully execute our current business plan. There can be no assurance that we will be able to raise such additional funding by way of either new debt or equity, and in the event we are unable to raise the funds necessary to fund our business plan it will be necessary to curtail such plans and this could have a detrimental impact on our business. Management believes that, in order to properly exploit the introduction of both the FORTIS™ and Paradigm™ technologies, it will be necessary that we be positioned not only as a quality supplier of products, but that we also be able to supply a sufficient volume of product to meet wholesale demand. We believe that, relative to the wholesale market, there is a very high expectation that product be available in a timely fashion when ordered. In order to meet this expectation we must be capable of not only producing our products in sufficient volume, but holding quantities of product in inventory as well. These things all require capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

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

Manufacturing

On February 15, 2006, SKYE entered into a Manufacturing Services Agreement with Jabil pursuant to which Jabil has agreed to manufacture certain components and to assemble SKYE’s tankless water heater products as specified by SKYE from time to time. The agreement has an effective date of January 30, 2006. SKYE anticipates that Jabil will become SKYE’s primary manufacturer and is currently completing the engineering for manufacturing. Additionally, SKYE is also actively negotiating with critical suppliers to quality them to supply Paradigm™ components, as well as potentially expedite the earlier market availability of products utilizing the new Paradigm™ technology.  Jabil and its secondary manufacturer, Electrosem, LLC have established work cells for the FORTIS™ production and are prepared, subject to the satisfactory completion of an on-site compliance investigation by Intertek,  to commence small volume product builds on short notice.  Jabil has advised us that it will take both time and additional capital to expand production of the FORTIS™ line, but that Jabil is committed to the processes necessary to do so.  With our receipt of regulatory certification pursuant to UL Standard 499, the Company is awaiting formal “Approval to Mark” from Intertek to apply the “ETL” certification mark after which we expect to commence limited production of the FORTIS™ commencing November 2007.  Full production of the FORTIS™ series is expected during the first quarter 2008.

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

During the past two years, based on newly developed technology, ION has filed several applications for patents with the United States Patent and Trademark Office, and expects the products offered using this new technology to replace the products previously manufactured by Envirotech. All persons deemed inventors have executed written assignments to ION of proprietary and intellectual property rights relating to the inventions forming the basis of the various applications for patents and the attendant research and development. In November 2005, the Company received notice from the USPTO that the first such patent request has been allowed, which was issued on May 16, 2006 as US Patent No. 7,046,922. On August 8, 2006, the USPTO issued a method patent No, 7,088,915 to ION on the Company’s modular tankless water heater technology. On January 16, 2007, the Company was advised that its wholly owned subsidiary, ION Tankless, Inc., received US Patent No. 7,164,851 entitled "Modular Tankless Water Heater Control Circuitry and Method of  Operation" as issued and published by the United States Patent and Trademark Office. On April 17, 2007 (pending assignment to ION), the Company received US Patent No. 7,206,506 entitled “Fluid Heating System”. The patent is related to a tube based fluid heating system developed in connection with the Company’s previously announced research and development program. The Company continues to expand its suite of intellectual property and is currently in process of filing additional patents related to its continuing research and development program.. While there can be no assurance that the other patents sought will be granted, the Company believes that its applications are meritorious.

Materials and Principal Suppliers.

SKYE has retained Jabil Circuit, Inc. (NYSE: JBL)(“Jabil”) to manufacture its FORTIS™ products and Electrosem, LLC (“Electrosem”) to produce pre-production units, and, as such, is heavily dependent upon Jabil and Electrosem to perform satisfactorily so as to ensure the availability of product for sale. Jabil and Electrosem are required to buy components for SKYE’s products from the market at large, as well as from an approved list of suppliers, including Siemens, AG, Lake Monitors, Tru-Heat, RathGibson, Inc., Electrosem, LLC and Arnold Bros. Although limited production experience has been obtained, SKYE is satisfied that Jabil has the necessary experience to avoid supplier delivery problems. In order to avoid losses associated with lack of production components, SKYE has worked closely with Jabil to identify suppliers that have traditionally performed well in addition to ensuring that multiple suppliers for most components are available. With the exception of certain proprietary components manufactured by Jabil and Electrosem, and the preferred vendors noted above, the balance of components are readily available from a variety of sources both domestically and internationally. SKYE is satisfied that it and Jabil have adequately planned to avoid production disruption resulting from a breakdown in its supply chain.

Research and Development

The Company conducts all of its research and development activities through ION. All employees, contractors and consultants engaged in the research and development process by ION were required to execute non-disclosure, non-competition agreements covering the subject, scope and work product of the program.  R&D for the nine-month period ended September 30, 2007 reflects the year-to-date reclassification of all materials and consulting costs expended in the development and testing of its new products, including FORTIS™ and  Paradigm™ technology. The Company expended approximately $616,216 during the nine-month period ended September 30, 2007; $26,878 in 2006 and $450,000 in 2005 on research and development.

Employees

At September 30, 2007, Skye had one full-time and one part-time employee. Additionally, the Company retained the services of consulting professionals to provide on-going management, legal, accounting and engineering research and development work. The Company anticipates adding several full time employees in the near future in management and for administrative and technical support. Additional employees are expected to be engaged as revenues from operations permit.

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

•	In August 2007, the Company settled the dispute with its former auditors Semple & Cooper thereby avoiding the need to engage in an arbitration of the mater.
•	In August 2007, the Company settled an outstanding collection dispute with Quick & Confidential of Phoenix, AZ thereby removing the matter from its pending litigation.
•
On September 4, 2007 the Company opened an investigation of its proposed FORTIS™ line of water heating product with Intertek Testing Services NA, Inc. (“Intertek”) in order to determine its compliance with ANSI/UL standard 499.

•
On October 12, 2007, the Company was advised that Intertek had issued its Listing Report in connection with the investigation and approval for listing of the FORTIS™ product series.  The testing confirmed compliance with UL standard UL 499.  The Company is now awaiting a formal review of its third party manufacturing facilities as a prerequisite to receiving “Approval to Mark” the trademarked “ETL” certification mark on the FORTIS™ product series.

•
On October 12, 2007, the Company’s Board of Directors made the following changes to its management:  Gregg Johnson was removed as the Company’s Secretary and reappointed as the Company’s Executive Vice President.  Ted Marek was appointed as Secretary and also continues to serve as a director.

•
On November 1, 2007 the Company received notice from UL concerning the successful completion of the Construction Review process.  The Company suspended further investigation of its FORTIS™ product series by UL.

Results of Operations

Results of Operations for the Nine Months Ended September 30, 2007 and 2006 Compared.

The following table is a summary of our operations for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Revenues	$-	$16,457

Cost of Sales	$-	$17,982

General and Administrative Expenses	$346,946	$590,622

Research and development	$616,210	$26,928

Total Operating Expenses	$1,520,125	$1,834,871

Net (Loss)	$(1,596,487)	$(1,879,533)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Revenues

For the Nine months ended September 30:	2007	2006	Increase/(decrease)
			$	%
Revenue	$ -	$ 10,632	$ (10,632)	(100%)

Revenues for the nine months ended September 30, 2007 were $NIL, compared to revenues of $10,632 in the nine months ended September 30, 2006. The decreases in revenue is attributable to the cessation all sales of ESI-2000 products and parts pending the launch of the Company’s FORTIS™ product line.

General and Administrative expenses

For the nine months ended September 30:	2007	2006	Increase/(decrease)
			$	%
General & Administrative expenses	$346,946	$ 590,622	$ (243,676)	(41%)

General and administrative expenses decreased by 41% reflecting the fact that the Company is gearing up to begin sales of its water heating product. Commencing May 1, 2007 the Company’s operations were conducted from 2,500 square foot leased premises in Scottsdale, AZ. During the nine month period ended September 30, 2007 the Company continued to operate at minimal staffing levels as it completed the balance of development work on its pending FORTIS™ product line and submitted the product for Nationally Recognized Testing Laboratory (“NRTL”) investigation for certification/approval by Intertek Testing Laboratories, Inc. (“Intertek”). We anticipate an increase in the general and administrative expenses by the Company as we add more operational and administrative personnel, and continued professional assistance with our continued efforts to execute our business plan and market our products

Total Operating Expenses

For the nine months ended September 30:	2007	2006	Increase/(decrease)
			$	%
Total operating expenses	$ 1,520,125	$ 1,840,183	$(320,058)	(17%)

Overall operating expenses decreased by approximately 17% as a result of  reduced occupancy and G&A costs.  Professional fees pertaining to R&D have been reclassed in 2007. Additionally, minimal expenses were incurred during the first nine months of 2007 as the Company focused its principal efforts on completing the FORTIS™ product line and readying it for NRTL investigation for certification/approval and subsequent production. Legal and professional fees accounted for $548,966 of the total operating expenses of $1,520,125 for the nine month period ending September 30, 2007.

Net Loss

For the nine months ended September 30:	2007	2006	Increase/(decrease)
			$
Net (Loss)	$ (1,596,487)	$ (1,879,533)	$283,046

The net loss for the nine months ended September 30, 2007 was $1,596,487, versus a net loss of $1,879,533 for the nine months ended September 30, 2006. The significant decreases resulted from its reduced occupancy and G&A costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources at September 30, 2007 and December 31, 2006.

The following table summarizes total assets, accumulated deficit and stockholders’ equity.

	September 30,	December 31,
	2007	2006
Total Assets	$236,712	$315,034
Accumulated Deficit	$(14,124,287)	$(12,527,800)
Stockholders’ Equity (Deficit)	$(3,245,592)	$(3,141,194)

Working Capital (Deficit)	$(3,285,564)	$(3,185,116)

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of common stock and cash generated from our operations. As we continue our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant revenues. The Company expects to commence limited sales of its FORTIS™ product line during the fourth quarter of 2007.  Commencing in the first quarter of 2007 and continuing throughout the third quarter, all of the Company’s cash needs were met through loans advanced to the Company by certain of its related party directors.

Net cash change for the nine month period ending  September 30, 2007 was nearly flat at a decrease of $332 as compared to an increase of  $7,360 a year ago.  Cash used in operating activities for the nine month period ending September 30, 2007 declined by $92,953 from the same period a year ago.  This use of cash in operations was provided by cash from shares and stock in financing activities, totaling $1,492,089 for the nine months ending September 30, 2007 a $95,364 reduction from a year ago.

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

As of September 30, 2007, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations, nor the business plan over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing will likely have a negative impact on our financial condition and our stockholders.

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

Off-Balance Sheet Arrangements.

During the nine-month period ended September 30, 2007, the Company did not enter into nor was it a party to any off-balance sheet arrangement other than as previously disclosed in prior filings, including the Company’s Annual Report on form 10KSB for the period ending December 31, 2006. Other than as previously disclosed, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Prior to the development of new technology, the Company was dependent upon the operations of Envirotech for its revenue. The Company expects that additional operating losses will occur until new product sales in the market commence and the resulting revenue is sufficient to offset the level of costs incurred for ongoing marketing, sales and product development. The Company is subject to all of the risks inherent in establishing a new business enterprise. Since the Company has a very limited record of operations, there can be no assurance that its business plan will be successful. The potential for success of the Company must be considered in light of the significant problems, expenses, difficulties, complications and delays experienced by the Company to date; and as are frequently encountered with the start-up of new businesses. The Company’s management team believes that its success depends on the Company’s ability to complete product development and obtain NRTL regulatory approval, then in manufacturing, marketing and selling its products and, over the longer term, in developing new products for which larger markets are possible.

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

Limited Capital and Need for Additional Financing.

The Company does not have sufficient capital to execute its existing business plan and until the Company achieves a sales and net margin level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funding for continued operations, and will therefore be dependent upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales.  We expect to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively.  If the Company cannot obtain needed funds, the Company may be forced to curtail or cease its activities. If additional shares are issued to obtain financing, current shareholders will suffer an immediate and dilutive effect on their percentage of stock ownership in the Company, and this dilutive effect will likely be substantial. The Company has no commitments or plans for any additional funding at the present time. Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, which will have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that even if capital is available and the expenditures are made by the Company;  that such expenditures will result in a profitable business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS - continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS - continued

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

The new line of tankless water heaters designed by the Company do not, in the opinion of the Company, utilize the technology embodied in the Envirotech patent or technology related to the ESI-2000 product, and are constructed using parts and operational methodologies distinct from the Envirotech ESI-2000 heater. The Company does not intend to produce any further ESI-2000 heaters and believes all future water heaters will embody designs and technologies related to newly developed intellectual property of the Company’s research and design subsidiary Ion Tankless, Inc. There can, however, be no assurance that a third party may claim or continue to claim that the Company’s products infringe any of such third party’s patents or intellectual property. During the past year, based on newly developed technology, SKYE has filed several applications for patents with the United States Patent and Trademark Office, and expects that a range of products using this new technology will replace the products previously manufactured by Envirotech. In November 2005, the Company received notice from the USPTO that the first such patent request had been allowed, which was issued on May 16, 2006 as US Patent No. 7,046,922. On August 8, 2006, the USPTO issued a method patent (No, 7,088,915) to ION on the modular tankless water heater technology. On January 16, 2007, the Company was advised that its wholly owned subsidiary, ION Tankless, Inc., received US Patent No. 7,164,851 entitled "Modular Tankless Water Heater Control Circuitry and Method of Operation" as issued and published. On April 17, 2007 (awaiting assignment to ION in due course), the United States Patent and Trademark Office published the Company’s patent entitled “Fluid Heating System” as US Patent No. 7,206,506. The Company has filed other patent applications in the United States and such applications are currently pending before the United States Patent and Trademark Office.. While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to SKYE or ION, the Company believes that its applications are meritorious and will be granted at least in part. It is expected that further research and development undertaken by the Company through its subsidiary, ION Tankless, Inc., will result in the issuance of more patents. However, there is no guarantee that the concepts and technologies we use in the future will be patentable.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS - continued

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS - continued

Our results of operations may be negatively impacted by product liability lawsuits.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture, and sale of our products. While we have obtained what we believe to be suitable product liability insurance, we cannot assure you that we will be able to obtain or maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we currently self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our reputation and our financial condition, results of operations, and cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS - continued

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

Except as described above, neither SKYE nor any of its affiliates, including Envirotech, is the subject of any other dispute, claim or lawsuit or threatened law suit alleging the violation of intellectual property rights of a third party. To the extent that the Company is alleged, or may in the future be alleged to have violated a patent or other intellectual property right of a third party, it may be prevented from operating its business as planned, and it may be required to pay damages, to obtain a license, if available, to use the patent or other right or to use a non-infringing method, if possible, to accomplish its objectives. Any of these claims, with or without merit, or any claims by the Company against third parties for alleged infringement of the Company’s patent rights or otherwise, could subject the Company to costly litigation and the diversion of the Company’s technical and management personnel. If the Company incurs costly litigation and its personnel are not effectively deployed, the resulting expenses and management time losses will likely result in a significant impairment of the Company’s ability to achieve its business plan or achieve profitability from operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS - continued

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

Regulatory Factors.

The Federal Government, a State Government or any Local Government could at any time enact, repeal or change law in such a way as to eliminate, reduce or postpone certain advantages available to the water heater industry, and in particular, the electric powered water heater industry; or to selectively provide such advantages to classes of water heaters not manufactured by the Company. In addition, possible future consumer legislation, regulations and actions could cause additional expense, capital expenditures, restrictions and delays in the activities undertaken in connection with the business, the extent of which cannot be predicted. The exact affect of such legislation cannot be predicted until it is proposed. Additionally, much of the Company’s business is regulated by National, State and Municipal codes that affect the manner in which the Company’s products are installed and used. Although the Company believes it is aware of existing practices around the United States, there can be no assurance that one or more governing jurisdictions could make changes to such codes, the effect of which could be detrimental to the Company and its business in such jurisdictions.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS - continued

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

The Company will engage in common equity, debt, or preferred stock financings in the future. Your rights and the value of your investment in the common stock will be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Shares of our preferred stock are likely to be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of future common share and/or preferred stock issuances are likely to be more advantageous to those investors than to current holders of common stock. In addition, if we need to raise more equity capital from sale of common stock, institutional or other investors may negotiate terms at least as, and likely more favorable than the terms of your investment. Shares of common stock which we sell in private placements will, at some point, be sold into the market and such market sales will likely adversely affect market price.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS - continued

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

At September 30, 2007, our accumulated deficit was $13,922,999. We have not been able to generate enough sales to cover our expenses and have survived only by raising funds through the sale of debt and equity securities. We must continue to raise funds in the near future to continue operations. While management has been successful in the past in raising these funds, there is no assurance that management will be successful in raising sufficient funds to continue operations and thus the Company may fail.

Risks associated with rapid growth.

If the Company’s products receive favorable sales demand from consumers, the Company will likely experience significant growth as it retains new employees and management to oversee the production and distribution of its products.  Inherent in any rapidly growing organization is a risk that such growth may result in internal stresses and failures as management teams learn how to work collectively in a new environment and build appropriate working procedures within the organization.  Additionally, it is typical the most rapidly growing companies face an increased risk of employee turn-over and the associated costs of training and retraining employees.  During periods of growth it is possible that the Company mail fail to manage such growth appropriately and such failures may result in additional costs and expenses that may affect overall financial performance.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS - continued

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

We currently source parts from the following countries: China, India, England, Germany, Italy,  Japan, Mexico, Canada  and the Netherlands,. Such international parts procurement subject us to a number of risks, including:

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

PART II

ITEM 1.   LEGAL PROCEEDINGS

The Company is currently engaged in a significant amount of costly and burdensome litigation, including:

Distributor Suit. Prior to the acquisition of Envirotech by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998. On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years. The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on all assets of Envirotech, tangible and intangible, granted to the Senior Secured Creditor in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees. As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be filed of record so long as no default existed. On May 3, 2004, the distributor claimed a breach and filed the Stipulated Judgment. Management believes no default existed to warrant the filing of the judgment. With the filing of the Bankruptcy Petition by Envirotech (see below), this action was stayed. However, with the dismissal of the Chapter 11 Proceedings on February 28, 2006, this judgment is once again a claim against the assets of Envirotech, subject, however, to the claims and rights of the Senior Secured Creditor. In June 2007 the executor and beneficiary of the estate of the deceased plaintiff made written demand for payment of the sums owed under the Stipulated Judgment.  The Company is currently investigating a course of action and response to such written demand, and the Company has received no further communication from the executor of the estate.

Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc. vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). Envirotech of Texas, Inc. was an independent distributor of the Envirotech ESI-2000 product line not affiliated with the company. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. The suit is in the discovery and pre-trial motion stage and the Company is vigorously engaged in the defense of the action. On December 5, 2005, the Houston Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part [sic] any technology embodied in the Model ESI 2000 heater. On July 26, 2006 Envirotech retained the Dallas, TX firm Hemingway, Hansen, LLP to continue the defense and prosecution of this litigation. The Court is reconsidering the scope of the injunction and may modify the wording on the scope of the preliminary injunction. Additionally, the Court allowed Seitz to amend his complaint. Seitz filed his amended complaint attempting to expand the complaint to also cover Skye, Valeo and the FORTIS™ product. Skye and Valeo filed motions to dismiss this amended complaint as to Skye, Valeo and the Fortis, all of which were granted. As such, the only product believed to be at issue in the matter (as confirmed by discussions with Seitz’s counsel) is the Envirotech ESI-2000 product; which has not been manufactured or sold since the issuance of the preliminary injunction in late 2005, and which the Company does not intend to produce in the future.  Envirotech filed counterclaims against Seitz, which the Court has indicated will go forward with several of the filed counts.  Envirotech continues to defend the Seitz suit.

PART II - ITEM 1.   LEGAL PROCEEDINGS - continued

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

Bankruptcy Proceedings . On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona. The filing of this Petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on the judgments. Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, Skye has not assumed any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement (see above). All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, were stayed during the pendency of the Bankruptcy Proceedings. Envirotech filed a Disclosure Statement and Plan of Reorganization on November 7, 2004 and the Court approved its request to submit the plan to the creditors for approval. The Plan, however, did not receive approval of the Court and Envirotech subsequently filed a Motion to Dismiss the Chapter 11 proceedings which was granted, with prejudice, on February 28, 2006. All claims and judgments of creditors of Envirotech may be renewed in the future.  The Bankruptcy Court retained jurisdiction to rule on a pending sanctions motion against Envirotech wherein David Seitz and Microtherm are claiming approximately $70,000 in legal fees.  The Court has not yet ruled on the matter.

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

PART II - ITEM 1.   LEGAL PROCEEDINGS - continued

After reporting the results of this investigation to the Board of Directors, the Company’s Board of Directors took affirmative action to ratify the Company’s prior actions. After hearing the testimony from five of the Board of Directors and other Skye personnel and consultants at the Preliminary Injunction Hearing on February 21-22, 2007, the District of Arizona accepted the ratification actions of the Skye Board of Directors, which were based on the Board’s reasonable investigation.  Based on the Court’s May 2, 2007 rulings, Judge Silver stated “it is not clear that Plaintiffs have any viable claims remaining” in this case.  The Plaintiffs have since requested that their claims be dismissed from the case without prejudice.  The Company has requested that any dismissal of these claims be with prejudice and with an award of attorney’s fees to the Company by the Plaintiff’s.  The court is considering the type of dismissal that will be granted, and what, if any counterclaims by the Company will be allowed to proceed.

Pending Arbitration. The Company has settled its dispute with Semple and Cooper by way of the payment of $27,000.

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

Quick & Confidential Claim. The Company has settled this matter by way of the payment to Quick & Confidential of $12,000.

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

(b)
Between January 2004 and January 2005, the Company issued forty notes in connection with bridge loans made through private placements. The notes bear interest at 10%, interest payable quarterly, principal and interest convertible into one common share for each outstanding $1.00 of principal and interest. Of these notes, thirty-nine have been either repaid or converted at December 31, 2005. Of the remaining four notes, three were converted in April 2006. The sole remaining note, in the principal amount of $15,000 has not been converted or repaid and is in default.

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

None during the nine-month period ended September 30, 2007.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

(a)	Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to U.S.C. 18 Section 1350

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized

SKYE INTERNATIONAL, INC.

Date: November 7, 2007	By:	/s/ Perry D. Logan
Perry D. Logan
Title: Chief Executive Officer (Interim) and Chief Accounting Officer (Interim)