Form 10KSB
period 2007-12-31
SKYE INTERNATIONAL, INC
filed 2008-04-15
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

Commission File Number: 000-28083

SKYE INTERNATIONAL, INC.
(Name of small business issuer in its charter)

NEVADA	88-0362112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7701 E. Gray Rd, Suite 4 Scottsdale, AZ 85260
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

State issuer’s revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common  equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $1,866,092 as of April 10, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  42,539,797 shares as of April 10, 2008

Transitional Small Business Disclosure Format (Check one):  Yes☐  No ☒

SKYE INTERNATIONAL INC.
FOR THE FISCAL YEAR ENDED
December 31, 2007

Index to Report
on Form 10-KSB

PART I	Page(s)

Item 1.	Description of Business	5
Item 2.	Description of Property	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	14

Forward-Looking Statements

This report contains “forward-looking statements”.  All statements, other than statements of historical fact, are “forward-looking statements” for purposes of federal and state securities laws, including statements regarding, among other items, the Company’s business strategies, continued growth in the Company’s markets, projections, and anticipated trends in the Company’s business and the industry in which it operates. Forward-looking statements generally can be identified by phrases such as the Company or its management “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Similarly, statements in this report describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and subject to inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:  the substantial losses the Company has incurred to date; demand for and market acceptance of new products; successful development of new products; the timing of new product introductions and product quality; the Company’s ability to anticipate trends and develop products for which there will be market demand; the availability of manufacturing capacity; pricing pressures and other competitive factors; changes in product mix; product obsolescence; the ability of our customers to manage inventory; the ability to develop and implement new technologies and to obtain protection for the related intellectual property; the uncertainties of litigation and the demands it may place on the time and attention of company management, general economic conditions and conditions in the markets addressed by the Company; as well as other risks and uncertainties, including those detailed from time to time in our other Securities and Exchange Commission filings. The forward-looking statements are made only as of the date hereof. The Company does not undertake any obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 6. “Management’s Discussion and Analysis or Plan of Operation - Factors That May Affect Our Results of Operation” in this document.

Throughout this Form 10-KSB, references to “we”, “our”, “us”, “the Company”, and similar terms refer to SKYE International Inc. and its 100% owned subsidiaries, Envirotech Systems Worldwide Inc., Valeo Industries Inc. and ION Tankless Inc.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Corporate Overview

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

ITEM 1.     DESCRIPTION OF BUSINESS (continued)

Envirotech (continued)

The filing of the petition with the Bankruptcy Court stayed all then-existing litigation, judgments and efforts to collect on judgments entered against Envirotech. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, Skye did not assume any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million, which are reflected in the consolidated financial statements. During the pendency of the Chapter 11 Proceedings, Envirotech continued selling its water heater products. Subsequently, in the first quarter of 2005, due to the lack of working capital and other factors, Envirotech ceased production of its products. The Chapter 11 Proceedings were dismissed by the Court, with prejudice, on February 28, 2006 Because Envirotech has ceased operations, its only asset of any anticipated value is its intellectual property, including the patent as discussed above.

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

Business of the Company

The Company is in the business of designing, developing, manufacturing and marketing consumer products.  Initially these are electronic, tankless water heaters. The tankless water heater is small, easy to install and supplies virtually endless amounts of hot water with energy savings. The unit is a durable, microprocessor controlled electric water heater contained in a compact unit, eliminating the space demands of conventional water heaters.  Prior to the development of new technology, which is discussed later in this section, the Company was dependent upon the operations of Envirotech tankless water heaters for its revenue. Beginning in 2004 and continuing through the first quarter  2005, Envirotech’s production and sales declined..  In January 2004, SKYE formed ION through which it has since conducted research and development on alternative heating technologies and products. SKYE has invested heavily in a concerted R&D program to develop new and innovative methods of heating water which has resulted in the filing of applications for several patents involving dozens of claims. As a result, several patents have been issued and other patent applications are pending, and new products have been developed and readied for commercial production in 2008.

SKYE’s first product line is FORTIS™   the result of the R&D program discussed above. SKYE’s FORTIS™ series is a whole house unit of heating power, microprocessor-controlled electric water heater contained in a compact unit, which is designed to operate in most any climate. SKYE’s developing safer and innovative way of heating water for homes. Not only does it supply virtually endless amounts of hot water, but it also offers substantial energy savings to most users. In FORTIS™ uses advanced technology and high quality parts in the construction of the FORTIS™  series, which provides reliability and longevity. The FORTIS™ series will heat water only as long as you require hot water, and only at the temperature you desire. Electricity is only used when heated water is required, therefore the cost of heating water can be reduced by as much as 30%. Because the FORTIS™ series is compact, durable, self-contained and safe, it can be easily installed close to where hot water is being used, and it is ideal for condos, apartments, multifamily residences and homes where space is at a premium.

ITEM 1.     DESCRIPTION OF BUSINESS (continued)

Business of the Company (continued)

The Company has established relationships with contract manufacturers, Jabil Circuit, Inc., and Electrosem, LLC. to produce its FORTIS™  line of products. Despite commencing production in 2008, the Company expects that it may take up to one year for the production design and processes to stabilize and all cost reductions to be effectively implemented.

Additionally, the Company has continued to focus development efforts on the commercialization of its new Paradigm™  technology. Although we have been very excited about the functionality that the Paradigm™   technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently negotiating with a critical supplier to jointly complete the engineering and commercialization process, and then subsequently the engineering for manufacturing phase. In the event we are successful in concluding a strategic relationship in this regard, the Company expects that it will have first delivery of prototype product utilizing the Paradigm™ technology by late 2008 or early 2009, and commercial availability in 2009. As we have not yet completed our negotiations there can be no assurance that we will finalize any such agreement, or if we do finalize the agreement, that we will be successful in the completion of a commercialized product, and the related testing and certification of such products, in order for distribution within a reasonable period of time.

We have expended considerable efforts to develop a sales and distribution network in the United States and beyond. We have chosen to sell our products through wholesale distribution utilizing manufacturer’s representatives. As of December 31, 2007, we have appointed a number of manufacturer representatives covering a number of States, primarily in the southwest and southeast portions of the United States. We continue to review opportunities for the appointment of additional manufacturer’s representatives in territories across the United States and we anticipate hiring a national Sales Manager in 2008 to coordinate such efforts.  As we commence commercial production of the FORTIS™ product line, we anticipate adding additional manufacturer’s representatives in order to gain a broader sales and service network across the United States.  Efforts in this regard will continue throughout 2008 and 2009.

The Marketplace for Tankless Water Heaters.

Frost and Sullivan has published a series of reports on the residential water heating industry citing statistics including total units shipped of roughly 9.6 million annually and a 1.5-2.0% annual growth rate both as of 2004.  In addition, the split between gas versus electric has been nearly 50/50.  Current tankless manufacturers estimate under 4% of all water heater sales units are tankless, yet show dramatic gains in market share over traditional tank units.  Tankless gas manufacturers reported a 70% annual growth rate from 2003 through 2005.  Management believes, from discussions with other tankless manufacturers, that the market penetration of tankless products is nearing 6% of the U.S. marketplace.  Management believes that, although there has been a significant slowdown in new home construction in the U.S., tankless sales will likely continue to increase for the foreseeable future as tankless products continue to garner market share as compared to tank-based products.

Extensive study of the tankless water heater market and strategies for penetrating that market show that the water heater replacement market is estimated to be over 10 million units annually and growing. (Frost & Sullivan, 2004)

Historically, in the U.S., tankless water heaters have suffered from poor design and had problems such as water flow limits, overheating at low flow, shut downs, and burnout of elements at low flow rates. As a result, some plumbing contractors and specifying engineers believe tankless heaters do not perform well, and they discourage consumers from buying tankless systems. There is a common perception that tankless heaters are expensive, more complicated and more time consuming to install. In the past, tankless water heaters have not provided a viable option for heating water for a whole house. In addition, conventional tank water heaters today are more efficient and reliable than in the past.  As tankless heaters continue to gain market acceptance in the U.S., management expects that consumer sentiment will change and become more favorable to tankless as the “green” cost-saving benefits of the technology become more widely known to the public.

ITEM 1.     DESCRIPTION OF BUSINESS (continued)

The Marketplace for Tankless Water Heaters (continued)

The conventional water heater market is highly competitive, highly concentrated, and mature, and dominated by a small number of manufacturers. Conventional tank water heaters maintain approximately 97% market share of residential water heater sales (Frost & Sullivan, 2004). Management believes that tankless products comprise nearly 6% of the U.S. marketplace as of the end of 2007.  Steep discounts and rebates as high as 20% or more are standard. Some contractors are loyal to their favorite brands and are opposed to tankless systems. The five dominant U.S. manufacturers have substantial resources, well known brand names, established distribution networks, worldwide manufacturing capabilities, and sizeable engineering, research and development resources to protect and increase their market share and profitability. Further, price competition has increased in recent years, and major manufacturers have been increasing research and development activities. Studies report that sales growth in tankless water heaters will require better tankless products than in the past and educating both representatives and installers in the plumbing industry as well as consumers and builders in the advancements in products.

Until just a few years ago, there were only a few tankless water heater manufacturers with a presence in the United States.  Today, there are no electric water heaters manufactured in Japan. The Japanese have a 40-year history of using gas-based instant water heaters, and leverage that experience in the U.S. marketplace. These Japanese manufactures include Takagi, Noritz, and Rinnai. The European competitors in the US marketplace in gas, and to a lesser extent, electric-based heaters, include Bosch and Steibel Eltron, both of which gained their market experience in Europe where point-of-use instant use water heaters are commonplace.

One of the significant barriers to the entry of an electric tankless unit has been the inability of an electrically powered unit to generate enough heated water flow for the average U.S. household. SKYE’s FORTIS™  product addresses this problem by incorporating a “multi-pass” serpentine heating technology that keeps incoming water in contact with a large heating surface for a longer time period of time when compared to many other electric models. The greater contact with a larger heating surface results in the ability to produce greater volumes of heated water because of the added operating efficiency of the product. Additionally, SKYE’s control algorithms are capable of very precise temperature control even under fluctuating flow conditions.  This new level of functionality afforded by SKYE’s patented technology we believe will give SKYE a competitive advantage over many other electrically powered tankless water heaters, and for the first time provide what SKYE believes to be a truly viable alternative for the consumer that demands higher flows of heated water.

Product Overview

The Company has developed what it believes will be the world’s most advanced, efficient, reliable, safe and durable electric tankless water heaters - FORTIS™  and Paradigm™. The FORTIS™ series has substantially all metal construction and features a bright LCD display for ease of use. The units offer remote controls for home automation, programmable processor to allow easy installation of the latest software, a modular design for ease of expansion of heating capacity, easy replacement of immersion elements, and industry-standard non-proprietary components for cost-effective replacement parts.

Safety features include mechanical power breakers (included within the heater eliminating the need for an external sub-panel), wet sensor-leak detection, a valve to flush any sediment that may have accumulated in the system, an optional self-cleaning mode, and mechanical over temp switch that will shut off the unit in the event other safety devices fail.  The units also feature a built-in USB port to ease troubleshooting and allow the user to download performance logs or updated firmware.  The sophistication of the FORTIS™ controller provides functionality not included in many other electric tankless products, including remote bath fill, remote temperature set point, auto shut-off leak detection, remote wireless communication, real-time voltage and current detection, usage data logging, as well as communication with other ZigBee-enabled devices operating on the IEEE 802.15.4 standard so as to allow whole house electric load controlling and other energy-saving functions.  The FORTIS™ has been designed with both energy efficiency and ease of use in mind.  The controller allows the user to program “time of day” or demand-based savings programs so as to reduce day to day operating costs.

ITEM 1.     DESCRIPTION OF BUSINESS (continued)

Product Overview (continued)

The FORTIS™ Series.  SKYE expects to offer two power models of the FORTIS™ unit, with different combinations of heating elements. The models as tentatively configured have the following characteristics:

•	304 Surgical grade, stainless steel heating chamber, including housing, tubing, and high flow end caps
•	Four, 18” Incoloy® 800 heating elements
24-bit microprocessor controller, sampling over 60,000 times per second
•	Durable and reliable Avionics grade solid state relays
•	Redundant mechanical power breakers
•	Built-in Breaker sub-panel reducing installation costs
•	Drip Detection sensors and shut-off
•	Freeze protection
•	Dry Fire protections
•	Fast and accurate electric water heater
•	Advanced paddle wheel flow sensor with 0.3 gallon per minute activation that can be cleaned if necessary
•	Standard manual flush cleaning system

The FORTIS™ is a durable tank-replacement product that is capable of meeting the needs of most whole house applications.  The Company believes that endless hot water, energy savings, compact design and redundant safety systems make this tankless water heater one of the “best in class”.

The Paradigm™ Series.  The Paradigm™ series water heaters heat water using new innovative technology. Essentially, instead of putting the heater in the water, the Paradigm™ series water heaters pass the water through the heater.   As a result, the Paradigm™ technology provides virtually instantaneous hot water and is nearly 100% efficient in operation.  The Paradigm™ series can heat water to over 100°F in only seconds and, like the FORTIS™, does not require a tank.  With a standard point-of-use heating element weighing less than 10 ounces, there is little thermal mass to heat or cool, so that a 30-amp version of this heater can provide up to 3.0 gallons per minute of heated flow under the average sink.  The Paradigm™ series is a complement to the FORTIS™ in that it provides the “instant” hot water, and the FORTIS™ provides the “endless” hot water.

Included in the Paradigm™ series of heaters are planned whole house, point-of-use and under-the-sink versions of tankless water heaters. Moreover, the Company believes that this Paradigm™ technology will likely find a significant market owing to its small size, low cost and efficient operation.  Management believes that the Paradigm™ will do particularly well in the multi-family and condo market where space is a premium.  Additionally, given its overall efficiency, management believes that homes and building products that seek LEEDS or other “green” certifications will likely be consumers of this new product line.

Other. SKYE intends to conduct further research and development to design other value-added consumer products to incorporate the Paradigm™ thick-film resistive technology.  Current efforts include an ultra-efficient space heater, as well as a new generation ceiling fan to cool in the summer and provide heat in the winter. Using the FORTIS™ and Paradigm™  technology, along with other proprietary technology, the Company seeks to develop additional products for recreational vehicles, marine and other applications.

Governmental Approvals, Effect of Regulations

All of SKYE’s products are currently being tested to ensure compliance with applicable code requirements. Additionally, SKYE is submitting its products for testing and/or approval by the following agencies:

ITEM 1.     DESCRIPTION OF BUSINESS (continued)

Governmental Approvals, Effect of Regulations (continued)

•	NSF (National Sanitation Foundation – for compliance with NSF standard 61
•	IAPMO (International Association of Plumbing and Mechanical Officers)
•	CE (European Standards Certification Mark)
•	CSA (Canadian Standards Association)

On September 4, 2007 the Company opened an investigation of its proposed FORTIS™ line of water heating product with Intertek Testing Services NA, Inc. (“Intertek”) in order to determine its compliance with ANSI/UL standard 499 for Electric Heating Devices.  On October 12, 2007, the Company was advised that Intertek had issued its Listing Report in connection with the investigation and approval for listing of the FORTIS™ product series.  The testing confirmed compliance with UL standard 499 and received “Approval to Mark” the trademarked “ETL” certification mark on the FORTIS™ product series.

On November 1, 2007 the Company received notice from Underwriters Laboratories, Inc. (“UL”) concerning the successful completion of the Construction Review process.  The Company suspended further investigation of its FORTIS™ product series by UL because of timing issues to complete the full review of the FORTIS™ by UL at the time.

Consumer safety, building, electric and plumbing codes are in a constant state of change and thus SKYE is always subject to the potentially negative impacts of any adverse legislation, including legislation that could require changes, including significant changes, to existing product specifications and components. SKYE is not currently aware of any pending legislation that will adversely affect the ability of SKYE to conduct its business.

Because SKYE does not manufacture any of its products, it does not anticipate incurring material costs related to environmental compliance, which is the responsibility of the manufacturer.

Sales and Distribution

Because tankless water heaters are still relatively new in the U.S., SKYE has determined it will use wholesale distribution through appointed manufacturer’s representatives to enter the market place. As consumer knowledge of tankless is still quite low, SKYE believes that a “push” style distribution through wholesale distribution is needed. Utilizing the resources of wholesalers to make sales calls and stock inventory locally will help to reduce initial capital needs and expedite a broader distribution network. SKYE has appointed manufacturer’s representatives in many states and expects that it will continue to appoint more representatives over the balance of 2008 and 2009, including manufacturer’s representatives in Canada, Mexico and Europe.

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

Manufacturing

On February 15, 2006, SKYE entered into a Manufacturing Services Agreement with Jabil Circuit, Inc. (“Jabil”) pursuant to which Jabil has agreed to manufacture certain components and to assemble SKYE’s tankless water heater products as specified by SKYE from time to time. SKYE anticipates that Jabil will become SKYE’s primary high volume manufacturer in conjunction with Electrosem LLC. In January, 2008 the Company reached an agreement with Electrosem, LLC of Tempe, AZ (“Electrosem”) to manufacture the first commercial production run of FORTIS™ product.  Additionally, SKYE is also actively negotiating with critical suppliers to qualify them to supply Paradigm™ components, as well as potentially expedite the earlier market availability of products utilizing the new Paradigm™ technology.

ITEM 1.     DESCRIPTION OF BUSINESS (continued)

Materials and Principal Suppliers.

When production commences with Jabil, or production expands at Electrosem, SKYE will be dependent upon Jabil and Electrosem to perform satisfactorily so as to ensure the availability of product for sale. Jabil and Electrosem are required to buy components for SKYE’s products from the market at large, as well as from an approved list of suppliers, including Siemens, AG (electrical components), Lake Monitors (flow sensors), Tru-Heat (heating elements), and Arnold Bros. (stainless steel sheet metal and components). Although no production experience has been obtained, SKYE is satisfied that Jabil has the necessary experience to avoid supplier delivery problems.

Research and Development

From 2004 through 2006, the Company conducted all of its research and development activities through ION.  During the 2007 year, research and development activities were conducted through the Company.  All employees, contractors and consultants engaged in the research and development  were required to execute non-disclosure, non-competition agreements covering the subject, scope and work product of the program. The Company expended approximately $629,299 in 2007 and $26,878 in 2006 on research and development.

Intellectual Property

The Company currently holds a number of patents through its subsidiaries, ION and Envirotech.  In the past two years, the following patents have been received and assigned to the Company:

•	US Patent No. 7,088,915 issued August 8, 2006;
•	US Patent No. 7,046,922 issued May 16, 2006;
•	US Patent No. 7,164,851 issued January 16, 2007; and
•	US Patent No. 7,206,506 issued April 17, 2007

Additionally, the Company has both provisional patent applications and other patent applications pending.  While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to SKYE or ION, the Company believes that is applications are meritorious and will be granted at least in part.

Competition

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

ITEM 1.     DESCRIPTION OF BUSINESS (continued)

Competition (continued)

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

The Company believes that future competition may come from the manufacturers of conventional tank water heaters, who are firmly established with the plumbing industry. There are a large number of manufacturers of tank water heaters, both domestic and foreign. The dominant manufacturers are five large, multinational, established companies with significantly more resources than the Company (Bradford-White, Rheem, A. O. Smith, State Industries and American Standard). Manufacturers of tank water heaters dominate the U.S. market, maintaining over 96% market share of residential water heater sales. The Company cannot predict the likelihood that it will take market share away from those manufacturers, or whether or how long it will take the Company to build up sales of its tankless product line. In addition, there can be no assurance that larger, more established companies with significantly more financial, technical, research, engineering, development and marketing resources; with established distribution networks and worldwide manufacturing capabilities; and with greater revenues and greater name recognition than the Company; will not develop competing systems and products which will surpass the Company’s business.

Employees

At December 31, 2007, Skye had one full-time employee. The Company retains the services of consulting professionals to provide on-going management, legal, accounting and engineering research and development work. The Company anticipates adding several full time employees in the near future in management, sales and technical support.  Additional employees are expected to be engaged as revenues from operations permit.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company leases offices comprising a total of approximately 2,189 square feet located at 7701 E. Gray Rd., Suite 4 Scottsdale, AZ 85260.  The Company entered into a one-year lease effective April 11, 2006 at a monthly lease cost of approximately $3,118, with a one year option with a reduced monthly cost of $2,672 per month through April 30, 2009.

ITEM 3.     LEGAL PROCEEDINGS

Distributor Claim. Prior to the acquisition of Envirotech by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998. On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years. The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on all assets of Envirotech, tangible and intangible, granted to the Senior Secured Creditor in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees. As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be recorded unless there was a default. On May 3, 2004, the distributor claimed a breach and filed the Stipulated Judgment. With the filing of the Bankruptcy Petition by Envirotech (see below), this action was stayed.  However, with the dismissal of the Chapter 11 Proceedings on February 28, 2006, this judgment is once again a claim against the assets of Envirotech, subject, however, to the claims and rights of the Senior Secured Creditor. In June 2007 the executor and beneficiary of the estate of the deceased plaintiff made written demand for payment of the sums owed under the Stipulated Judgment.  Envirotech is currently investigating a course of action and response to such written demand, and Envirotech has received no further communication from the executor of the estate.

ITEM 3.     LEGAL PROCEEDINGS (continued)

Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc. vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc.) (the “Seitz Suit”). Envirotech of Texas, Inc. was an independent distributor of the Envirotech ESI-2000 product line not affiliated with Envirotech. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. On December 5, 2005, the Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part [sic] any technology embodied in the Model ESI 2000 heater. The injunction was recently dissolved.  Skye is not a party to this case.  Envirotech filed a summary judgment motion and is awaiting a ruling from the Court.  The matter has not been set for trial.

 Myers and Jenkins Suit . In 2006, the firm of Myers & Jenkins, PC obtained a default judgment against Envirotech for the principal sum of $105,830 together with interest and costs in connection with Envirotech’s non-payment of legal fees for an arbitration matter.  The judgment remains unsatisfied.

Sensor Technologies Suit .  In 2006, Sensor Technologies & Systems, Inc., an engineering firm that provided consulting services in connection with Envirotech’s ESI-2000 product obtained  a default judgment against Envirotech for the principal sum of $55,452, together with interest and costs.  The judgment remains unsatisfied.

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

Shareholder Inspection Suit. In April 2006 a shareholder purporting to have obtained consent from at least 15% of the Company’s shareholders filed a lawsuit in the United States District Court for the District of Nevada (Case No. 2:06-CV-0541-RLH-GWF) seeking inspection of the Company’s books and records pursuant to Nevada corporate law. The Court denied plaintiff’s initial request. The Company has asserted several counterclaims against the plaintiff for tortious conduct and for abuse of the legal process in connection with the lawsuit. The lawsuit was dismissed with consent of both parties.

ITEM 3.     LEGAL PROCEEDINGS (continued)

Shareholder Derivative Suit. In May 2006, a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Stebbins v. Johnson, et al. Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named as a nominal defendant although there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to one former member of management and to former consultants to the Company. Plaintiffs sought to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded return of the shares to the Company. On May 2, 2007, the Court issued an Order rejecting the Plaintiffs’ requested Preliminary Injunction  dissolving all restrictions imposed by a prior Temporary Restraining Order and Stipulated Order, which permitted the Company to conduct its corporate business without any further interference or restraint by the Court or the Plaintiffs.  The original claims asserted by plaintiffs are moot and dismissal of those claims is pending. After an investigation into the matter following the filing of the lawsuit, the Company and its counsel determined that counterclaims against the plaintiffs and third-party claims against one of the Company’s former directors should be asserted.  Those claims were added to the lawsuit and motions to dismiss were submitted by all of the Counter defendants and third-party defendants.  The motions were granted (in part), resulting in the refilling of those claims.  Additional motions for dismissal followed.  The parties are awaiting the Court’s decision.

Papazian Suit. The Company is a party to an action seeking to require Skye to both “defend” and “indemnify” Director William Papazian from and against costs and liabilities associated with a counterclaim filed by Skye against Mr. Papazian with the Shareholder Derivative Action described above.  The lawsuit is pending in Maricopa County Superior Court (CV2007- 002890) The Company does not believe that this case will be resolved until the claims against Mr. Papazian in the Derivative Action are also resolved.

Promissory Note Suit. In August 2007, three former consultants to the Company purporting to have loaned $75,000 to the Company filed a lawsuit in the Maricopa County Superior Court (Stebbins, Jones and DeSade v. Skye, Case No. CV 2007-014972).  The three individual plaintiffs are also members of the plaintiff group in the Shareholder Derivative Suit and, as set forth in the Company’s counterclaims in the Shareholder Derivative Suit, do not believe that this case has any merit.  The matter has not been scheduled for trial.

Quick & Confidential Claim. The Company has settled this matter by submitting $12,000 as payment to Quick & Confidential.

Semple & Cooper Claim. The Company has settled this arbitration dispute by submitting $27,000 as payment to Semple & Cooper.

Lawrence White Claim. The Company has settled this arbitration dispute by submitting $12,000 as payment to Lawrence White.

Berry-Shino Claim. The Company has settled this arbitration dispute by issuing 456,482 shares as payment to Berry-Shino Securities, Inc.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Company nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In March 2006, the Company was served with a demand by Daniel DeSade, acting on behalf of himself and certain other shareholders, purporting to represent shareholders of record holding in excess of 15% of the outstanding shares of the Company (collectively, the “Demand Shareholders”). The Demand Shareholders had signed authorizations giving Mr. DeSade the authority to demand that the Company permit an inspection of its books and records pursuant to relevant provisions of Nevada law. The Company’s Board of Directors denied such demand and took the position that the actions of Mr. DeSade, specifically, the solicitation of proxies, were in contravention of Federal Securities laws, and further, that the demand itself could not be supported under applicable Nevada law. Subsequently, in April 2006, Mr. DeSade, representing the Demand Shareholders, filed a petition in the U.S. District Court for the District of  Nevada, case number 2:06-cv-00541-RLH-GWE, seeking an inspection of the Company’s financial and other records pursuant to Nevada law. The Company believes the request was not properly made and contested that request. The complaint was dismissed on May 22, 2006, but the plaintiffs were granted leave to re-file the complaint if certain technical deficiencies are corrected.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

On April 20, 2006, the President of the Company, acting pursuant to Article II section 2 of the Company’s By-laws, having received a demand of shareholders holding in excess of 15% of the issued and outstanding shares of the Registrant, called a Special Meeting of the common shareholders of the Company that was to be held on May 31, 2006 (the “May 2006 Shareholders’ Meeting”). The purpose of the special meeting was to:

a.	To elect directors of the Company to hold office until the succeeding Annual Meeting of Shareholders.

b.	To transact such other business as may properly come before the Meeting or any adjournment or adjournments thereof.

At its meeting on May 11, 2006, the Board of Directors postponed the May 2006 Shareholders’ Meeting until a future date that was to be established after the Company had brought its SEC filings current. The Board subsequently cancelled the May 2006 Shareholders’ Meeting and expects to call an Annual and Special Meeting of Shareholders of the company sometime in 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2007	High	Low

Quarter Ended December 31, 2007	$0.29	$0.08
Quarter Ended September 30, 2007	0.37	0.20
Quarter Ended June 30, 2007	0.37	0.11
Quarter Ended March 31, 2007	0.38	0.18

For the Fiscal Year Ending on December 31, 2006	High	Low

Quarter Ended December 31, 2006	$0.35	$0.16
Quarter Ended September 30, 2006	0.60	0.25
Quarter Ended June 30, 2006	0.96	0.40
Quarter Ended March 31, 2006	1.25	0.41

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Holders of Common Equity

As of April 10, 2008, there were 244 shareholders of record of the Registrant’s Common Stock and there were 42,539,797 shares of Common Stock issued and outstanding.

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

Sale of Unregistered Securities

During 2007, we issued shares of our common stock in transactions that were not registered under the Securities Act of 1933 as follows:

Persons or Class of Persons	Securities	Consideration
D. Scott Hemingway, Christopher M. Skelly, Mark Chester, Anthony E. Deprima, Stanford E. Lerch and Jones Vargas Chartered	5,236,527 shares	Legal services valued at $1,049,805
Directors of the Company	80,000 shares	Directors’ fees for 2006 valued at $15,200
Directors of the Company	500,000 shares	Directors’ fees for 2007 valued at $137,000
Wesley G. Sprunk, William Watkins, Larry Dickinson, Rentz Revocable Living Trust, Andrew L. Jacobson and Kurt Markgraf	110,000 shares	Compensation for 2006 convertible loan made to the Company valued at $18,900
Ted Marek and Perry D. Logan	1,061,000 shares	Cash of $286,030
Ronald Sams and Richard Ankrom	100,000 shares	IT and research and development services valued at $29,000
Ronald Abernathy	2,000 shares	Compensation for services as an officer for 2006 valued at $380
Ronald Abernathy	9,000 shares	Compensation for services as an officer for 2007 valued at $2,130
Berry-Shino Securities Inc.	456,482 shares	Compensation under a services agreement valued at $174,681
Digital Crossing LLC	750,000 shares	Compensation under a services agreement valued at $169,336

No underwriters were used in the above stock transactions.  The registrant relied upon the exemption from registration contained in Section 4(2) as to both of the transactions, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the Company’s business or accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Plan of Operation.

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of electronic, tankless water heaters. Previously the Company produced, marketed and sold its electronic tankless water heater products directly through the internet. The Fortis™ and Paradigm™  units, and future products, however, are proposed to be sold primarily through manufacturer’s representatives in the wholesale market.

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

As of December 31, 2007, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing will likely have a negative impact on our financial condition and our stockholders.

Executive Summary

 The Company’s business is the design production, marketing and sale of consumer appliances. Skye’s premier consumer product is the FORTIS ™, a new series of electric tankless water heater. Skye will market the FORTIS ™ tankless water heater shortly through an established and growing list of manufacturer’s representatives located in many states across the United States. On the heels of FORTIS™ will be a new technology that Skye refers to as Paradigm™. This technology ushers in an entirely new method of heating water that is both fast and extremely efficient. The primary application for the Paradigm™ technology will be for the point-of-use instantaneous water heating market. Skye is currently working to commercialize this technology into a suite of products that can be used in homes across North America and Europe.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Executive Summary (continued)

Once FORTIS™  is ready for commercial production and distribution, in late 2008, the Company’s success will be dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling tankless water heating devices to home builders and the wholesale plumbing trade. The Company is unable to provide forecasts as to the amount of product it anticipates selling. As of December 31, 2007, the Company has entered into contracts with a number of manufacturer’s representatives located in states across the Southwest and Southeast of the U.S. Although existing agreements are currently under review by management, the current major terms of the contracts are: (a) distributors receive a graduated discount based on volume with the greatest discount being 35%, and 7% commissions to manufacturer’s representatives; (b) non-exclusive territories; (c) termination upon 30 days’ notice and; (d) no maximum purchase requirements and sales goals to be mutually agreed, or in default, $1,000,000 per territory. The Company plans on assisting in the training of its U.S. distributors and manufacturers representatives in the safe use of its products.

Going Forward

The Company has established relationships with contract manufacturers, Jabil Circuit, Inc., and Electrosem, LLC. to produce its FORTIS™  line of products.. Despite commencing commercial production late in the first quarter of 2008, the Company expects that it may take up to one year for the production design and processes to stabilize and all cost reductions to be effectively implemented.

The Company has also continued to focus development efforts on the commercialization of its new Paradigm™ technology. Although we have been very excited about the functionality that the Paradigm™ technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently negotiating with a critical supplier to jointly complete the engineering and commercialization process, and then subsequently the engineering for manufacturing phase. In the event we are successful in concluding a strategic relationship in this regard, the Company expects that it will have first delivery of prototype product utilizing the Paradigm™ technology by late 2008 or early 2009, and commercial availability in 2009. As we have not yet completed our negotiations there can be no assurance that we will finalize any such agreement, or if we do finalize the agreement, that we will be successful in developing a commercialized product for distribution within a reasonable period of time.

Access to capital remains one of the most pressing considerations for the Company. Although we were successful in concluding a $600,000 non-brokered private placement in April 2006, and a further $100,000 as of September 30, 2006, such funds were not sufficient to provide adequate working capital to meet the needs of the Company beyond the beginning of the third quarter 2006. As such, the Company has continued to fund operations with loans from, and equity private placements made to, the Company’s directors.  In order to execute our business strategy, the Company must raise in excess of $2 million over the next 12-month period in order to fully execute our current production and business plan. There can be no assurance that we will be able to raise such additional funding by way of either new debt or equity, and, in the event we are unable to raise the funds necessary to fund our business plan, it will be necessary to curtail such plans and this could have a detrimental impact on our business. Management believes that, in order to properly exploit the introduction of both the FORTIS™  and Paradigm™  technologies, it will be necessary that we be positioned not only as a quality supplier of products, but that we also be able to supply a sufficient volume of product to meet wholesale demand. We believe that, relative to the wholesale market, there is a very high expectation that product be available in a timely fashion when ordered. In order to meet this expectation, we must be capable of not only producing our products in sufficient volume, but expand our management team, corporate infrastructure, and working capital base. These goals all require capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

Over the balance of the year we will continue to focus our efforts on initiating production of the FORTIS™ product line and in getting it into the market to be sold. We will continue to develop our markets and train installers and field service personnel in cooperation with our appointed manufacturer’s representatives. This is no small task and it will require a significant investment of capital, as well as a greatly expanded staff in order to execute the business plan resulting in effective sales and service of the FORTIS™ product line.

Over the balance of 2008, we will continue to focus on completing the Paradigm™ technology and we are challenged by the opportunity to introduce this powerful technology to the US marketplace. While Paradigm™ will require a significant investment of time and capital in order to yield a line of marketable products, we are confident that products based on this technology will be amongst the most efficient and technologically advanced in the market. Many challenges remain and Skye’s Board, Management and Staff are committed to the challenge.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

Comparison of the Years Ended December 31, 2007 and 2006 Revenues
For the Twelve months ended December 31:	2007	2006	Increase/(decrease)
			$	%
Revenue	$ -	$ 196,341	$ (196,341)	(100%)

Revenues for the year ended December 31, 2007 were $NIL, compared to revenues of $196,341 in the year ended December 31, 2006. The decreases in revenue is attributable to the cessation all sales of ESI-2000 products and parts pending the launch of the Company’s FORTIS™ product line in addition to the non-recurring Other Income charge of  $194,269 in the prior year.

General and Administrative expenses

For the Twelve months ended December 31:	2007	2006	Increase/(decrease)
			$	%
General & Administrative expenses	$341,635	$ 586,620	$ (244,985)	(42%)

General and administrative expenses decreased by 42% reflecting the fact that the Company continued to operate at minimal staffing levels as it completed the balance of development work on its pending FORTIS™ product line. Commencing May 1, 2007, the Company’s operations were conducted from 2,189 square foot leased premises in Scottsdale, Arizona. During the year ended December 31, 2007, we submitted the product for Nationally Recognized Testing Laboratory (“NRTL”) for certification/approval by Intertek Testing Laboratories, Inc. (“Intertek”). We anticipate an increase in the general and administrative expenses by the Company in 2008 as we add more operational and administrative personnel, and continued professional assistance with our continued efforts to execute our business plan and market our products.

Total Operating Expenses
For the Twelve months ended December 31:	2007	2006	Increase/(decrease)
			$	%
Total operating expenses	$ 1,935,902	$ 2,586,754	$(650,852)	(25%)

Overall operating expenses decreased by approximately 25% as a result of reduced occupancy and general and administrative costs., Minimal non-research and development expenses were incurred during  2007 as the Company focused its efforts on completing the FORTIS™ product line and readying it for NRTL investigation for certification/approval and subsequent production. Legal and professional fees declined $810,272 or 46% from the prior year, whereas research and development expenses increased $602,421 or 2241% from the prior year ended December 31, 2006.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Net Loss
For the Twelve months ended December 31:	2007	2006	Increase/(decrease)
			$
Net (Loss)	$ (2,008,670)	$ (2,463,287)	$454,617

The net loss for the year ended December 31, 2007 improved (reduced) by $454,617 or 18%. The prior year included a $194,269 non-recurring Other Income benefit and which was offset by a reduction (downsizing) in Rent of $177,631.  The most dramatic improvements have been made in shifting away from general and administrative and legal spending and investing in research and development.  The $600,000 increase in research and development was more than offset by these reductions resulting in the $450,000 improvement.

Liquidity and Capital Resources.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements primarily through issuances of common stock and debt. As we continue our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant revenues.  Throughout the entire fiscal year 2007, all of the Company’s cash needs were met through loans advanced to the Company by certain of its related party directors.

Net cash change for the twelve months ending December 31, 2007 was an increase of $26,659 as compared to an increase of $5,961 for 2006.  Net cash used in operating activities was $253,777 for 2007, as compared to $695,550 for 2006.  The largest adjustment to reconcile cash used for operating activities was $1,577,532 for shares and options issued for services rendered.  Operations were financed primarily by proceeds from common stock in the amount of $286,030 for 2007, as compared to $655,000 in 2006.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2007, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $14,536,470 and working capital deficit of $3,316,616 as of December 31, 2007.  We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

Intangible Assets

The Company’s intangible assets consist of two pending patents and four patents for tankless water heater technology. Generally a patent has a life of 17 to 20 years.

The Company performed an impairment test in accordance with the guidance provided in SFAS 142, “Goodwill and Other Intangible Assets”, and has determined that, as of December 31, 2007 no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets.

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

Critical Accounting Policies (continued)

Revenue Recognition. We record sales when revenue is earned.  We sell on credit to our distributors and manufacturer’s representatives.  Due to our Warranty and Right to Return policy, 6% of the sales are recognized immediately and the balance is recognized 25 – 40 days after shipment of the product to the customer.  All shipments are FOB shipping point.  Sales to distributors and manufacturer’s representatives are sold FOB shipping point with receivables recorded 25 to 40 days post shipping.  We no longer manufacture the ESI-2000 product lines.  Accordingly, we plan to refund the purchase price paid for undelivered heaters or, alternatively, to ship new heaters to those customers that did not receive delivery of an ESI-2000 heater.  We had no revenue from sales of products during 2007.

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 6% restocking charge.  After the 30 days, we provide a five-year warranty on replacement of parts.  The tank chamber is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  We defer a portion of the revenue as would generally be required for post-contract customer support arrangements under SOP 97-2.  Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty.  As of December 31, 2007, a total of $34,570 in refunds and warranty allowances were recorded against product sales.

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

Research and Development.  Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $629,299 and $26,878 during the years ended December 31, 2007 and 2006, respectively.

Stock Based Compensation.  In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment.” This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS

Our future existence remains uncertain and the report of our independent registered public accounting firm on our December 31, 2007 financial statements contain a “going concern” qualification.

The report of the independent registered public accounting firm on our financial statements for the years ended December 31, 2007 and 2006, includes an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations, require additional financing, are subject to significant and costly litigation and need to continue the development and marketing of our products. Ultimately we need to generate additional revenues and attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will ever be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will ever be able to attain profitable operations.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATIONS (continued)

We have incurred losses and may continue to incur losses in the future.

At December 31, 2007, our accumulated deficit was $14,536,470. We have not been able to generate enough revenues to cover our expenses and have survived only by raising funds through the sale of debt and equity securities. We must continue to raise funds in the near future to continue operations. While management has been successful in the past in raising these funds, there is no assurance that management will be successful in raising sufficient funds to continue operations and thus the Company may fail.

Awaiting SEC Response to Amended Financial Filings for the Year Ended December 31, 2005

On September 15, 2005 the Company received a letter from the U.S. Securities and Exchange Commission (“SEC”) relating to information provided by the Company in its financial filings for the year ended December 31, 2005 (the “2004 10KSB”), as well as the interim quarterly filings preceding such date. The SEC has requested, among other things, that we clarify and restate certain disclosures in the 2004 10KSB and possibly some related quarterly disclosures on form 10QSB during such year. On June 14, 2006 the Company filed an amended and restated 10KSB for the year ended December 31, 2005, and, to date, we have not received any comments thereon from the SEC. Other than filing an amended and restated financial as discussed above we have not formally responded in writing to the SEC, and thus we have not yet concluded such matters with the SEC and the Company may be required to undertake further actions or financial restatements as a result of further enquiries or actions by the SEC and the Company’s Board of Directors.

Limited Capital and Need for Additional Financing.

The Company does not have sufficient capital to execute its existing business plan and until the Company has achieved a sales and net margin level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funding for continued operations, and will therefore be dependent upon its ability to raise additional funds through bank borrowings, equity or debt financing, or asset sales.  We expect to access the public and private equity or debt markets periodically to obtain the funds we need to support our operations and continued growth. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.  If we require, but are unable to obtain, additional financing in the future on acceptable terms, or at all, we will not be able to continue our business strategy, respond to changing business or economic conditions, withstand adverse operating results or compete effectively. If the Company cannot obtain needed funds, the Company may be forced to curtail; as it has of late, or cease all together, its activities. If additional shares are issued to obtain financing, current shareholders will suffer a dilutive effect on their percentage of stock ownership in the Company and this dilutive effect may be substantial.  Insufficient financial resources may require the Company to delay or eliminate all or some of its development, marketing and sales plans, as it has of late, which will have a material adverse effect on the Company's business, financial condition and results of operations. There is no certainty that the expenditures to be made by the Company will result in a profitable business.

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

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

ITEM 7.     FINANCIAL STATEMENTS

Financial statements as of and for the years ended December 31, 2007 and  2006 are presented in a separate section of this report following Part IV.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 24, 2006, Shelley International, CPA (“Shelley”) withdrew as the Company’s independent registered public accounting firm. The reason for the withdrawal was the retirement of the firm’s principal. Shelley had audited the registrant’s financial statements for the fiscal years ended December 31, 2005, 2004 and 2003.

On February 24, 2006, the registrant engaged Semple & Cooper, LLP to serve as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006. The Company’s Board of Directors approved the engagement of Semple & Cooper.

On June 2, 2006, Semple and Cooper resigned as auditors for the Company and on the same date the Board of Directors approved the engagement of Moore & Associates, Chartered of Las Vegas, Nevada to be its independent registered public accountants for the fiscal year ending December 31, 2006. During the short time that Semple and Cooper were the Company’s auditors, there were disagreements on certain matters. Semple and Cooper furnished the Company with a letter addressed to the Commission setting forth its understanding of such matters. A copy of that letter was filed as an exhibit to the report on Form 8-K/A dated June 15, 2006. The Company disputes the factual basis for the disagreements identified by our former auditors.

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE (continued)

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

The audit reports of Shelley on the financial statements for each of the past two years as of December 31, 2005 contained a separate paragraph stating: “The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has experienced losses since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.” There were no other adverse opinions, disclaimers of opinions, or qualifications or modifications as to uncertainty, audit scope, or accounting principles.

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

There were no other “reportable events” as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within the registrant’s two most recent fiscal years.

ITEM 8A.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were ineffective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of timely recording of transactions,  supporting documentation and sufficient analysis of the application of U.S. GAAP to transactions, including but not limited to equity transactions. During the year ended December 31, 2007, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A.     CONTROLS AND PROCEDURES (continued)

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the framework of conducting an extensive review of existing documentation and transactions to make that evaluation. As of December 31, 2007, the Company had a deficiency in internal controls over the application of current US GAAP principles originating in 2004 when an effective review of the Balance Sheet was not performed. As a result of the ineffective review, errors in the year-end 2004 were not detected prior to the issuance of the annual 2004 consolidated financial statements. This control deficiency resulted in the restatement of our annual 2004 consolidated financial statements as set forth in Form 10-KSB/A filed June 14, 2006. Management has concluded that this and other control deficiencies constituted a material weakness that continued throughout 2005, 2006 and 2007.

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

ITEM 8B.     OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Our officers, directors and key employees are as follows:
Name	Age	Position
Perry Logan	79	Chief Executive Officer, President, Chief Financial and Accounting Officer and Director
Mark D. Chester	46	Chairman of the Board of Directors
Wesley G. Sprunk	72	Director
Barry M. Goldwater, Jr.	70	Director
Thadeus (Ted) F. Marek	66	Director, Corporate Secretary and Treasurer

Directors are elected to serve for a one-year term. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.

Mark D. Chester, Chairman, Director - Member of Corporate Governance Committee

Mark Chester has been a director of the Company since September 2005 and the Chairman of the Board since April 2006.  He has been a licensed attorney in the State of Arizona since 1987. He currently practices in Scottsdale at the law firm of Chester & Shein, P.C., which focuses on business and real estate transactions and litigation. Mr. Chester received his B.S. in commerce at the University of Virginia and his J.D. with honors from the Arizona State University, Sandra Day O’Connor College of Law.

Wesley G. Sprunk, Director

Wes Sprunk has been a director of the Company since May 2006.  He has been the President of Tire Service Equipment Mfg., Inc. and Saf-Tee Siping & Grooving, Inc. since September 1998. The main office for these companies is in Phoenix, Arizona with manufacturing plants in Alamogordo, New Mexico and Monticello, Minnesota. Tire Service Equipment Mfg., Inc./Saf-Tee Siping & Grooving, Inc. manufactures automotive wheel service equipment and recycling equipment. It markets these products in the U.S. and foreign countries and presently has 300+ distributors. Wes Sprunk is also a Board member with Amerityre Corporation, a NASDAQ public company (Nasdaq: AMTY) located in Boulder City, Nevada. Amerityre specializes in urethane polycomposites and the company’s mission is to replace rubber in most applications, including tires.

Perry D. Logan, President, Chief Executive, Financial and Accounting Officer, Director and Member of Corporate Governance Committee

Perry Logan has been a director of the Company since January 2007 and became an officer of the Company in May 2007. His business career is centered predominantly in the automotive industry as an owner of several major dealerships in the greater Phoenix area, as well as interests in dealerships in other regions since 1965.

Thadeus (Ted) F. Marek, Director and Member of Audit and Corporate Governance Committee, and Corporate Secretary and Treasurer

Ted Marek has been a director of the Company since January 2007 and became an officer of the Company in October 2007.  He is the currently the Principal and Designated Broker of Ted Marek Real Estate Co., Inc. in Scottsdale, Arizona.  Mr. Marek has been active in the Phoenix commercial real estate market for over 30 years. He has been very instrumental in the movement and placement of automotive dealerships, site selection, sales and acquisition in the Phoenix Metro area.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (continued)

Executive Officers and Directors (continued)

Barry M. Goldwater, Jr., Director - Member of Audit Committee

Barry Goldwater has been a director of the Company since June 2006.  He served as a congressman for Northern Los Angeles County from 1969 to 1984. He has been a financial and management consultant since 1984.  For the past 24 years he has held responsible positions involving finance and management, including eight years of trading privileges with the New York Stock Exchange.

Compliance with Section 16(a) of the Exchange Act.

Officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934.  The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

Reporting Person	Date Report Due	Date Report Filed
Barry M. Goldwater, Jr.	Form 3 due January 26, 2007	June 14, 2007
Barry M. Goldwater, Jr.	Form 4 due April 23, 2007	April 14, 2008
Barry M. Goldwater, Jr.	Form 4 due September 27, 2007	April 14, 2008
Mark D. Chester	Form 3 due October 3, 2005	Not yet filed
Mark D. Chester	Form 4 due January 18, 2007	Not yet filed
Mark D. Chester	Form 4 due April 23, 2007	Not yet filed
Mark D. Chester	Form 4 due September 27, 2007	Not yet filed
D. Scott Hemingway	Form 4 due October 4, 2006	October 26, 2007
Perry D. Logan	Form 3 due February 9, 2007	March 2, 2007
Perry D. Logan	Form 4 due April 17, 2007	May 7, 2007
Perry D. Logan	Form 4 due April 23, 2007	April 14, 2008
Perry D. Logan	Form 4 due September 27, 2007	April 14, 2008
Perry D. Logan	Form 4 due October 25, 2007	April 14, 2008
Ted Marek	Form 3 due February 16, 2007	February 23, 2007
Ted Marek	Form 4 due February 28, 2007	March 1, 2007
Ted Marek	Form 4 due March 9, 2007	March 16, 2007
Ted Marek	Form 4 due April 23, 2007	April 30, 2007
Ted Marek	Form 4 due June 22, 2007	June 26, 2007
Ted Marek	Form 4 due July 3, 2007	July 9, 2007
Ted Marek	Form 4 due July 16, 2007	July 19, 2007
Ted Marek	Form 4 due August 7, 2007	August 15, 2007
Ted Marek	Form 4 due August 21, 2007	August 30, 2007
Ted Marek	Form 4 due September 6, 2007	September 10, 2007
Ted Marek	Form 4 due September 17, 2007	September 20, 2007
Ted Marek	Form 4 due October 5, 2007	October 11, 2007
Ted Marek	Form 4 due May 4, 2007	October 24, 2007
Ted Marek	Form 4 due November 2, 2007	November 15, 2007
Wesley G. Sprunk	Form 4 due January 18, 2007	April 11, 2008
Wesley G. Sprunk	Form 4 due April 23, 2007	April 11, 2008
Wesley G. Sprunk	Form 4 due June 6, 2007	April 11,2008
Wesley G. Sprunk	Form 4 due September 27, 2007	April 11, 2008

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (continued)

Code of Ethics

The Company maintains a Code of Ethics that is filed with this Annual Report on Form 10-KSB for the financial year ended December 31, 2007. That code applies to the chief executive, senior management, directors, financial and accounting officers, controller and persons performing similar functions.

Audit Committee

The Company’s Audit Committee consists of Directors: Logan (Chairman), Goldwater and Marek. Mr. Marek has been designated by the Board or the Audit Committee as an “audit committee financial expert.”

The Company adopted a Corporate Governance Charter and Code of Ethics on March 1, 2007.  The Corporate Governance Committee consists of: Chester (Chairman), Logan, Goldwater and Marek. The Corporate Governance Charter adopted a procedure whereby the Corporate Governance Committee of the Board must consider nominations of potential directors to its board from shareholders and interested parties alike.

ITEM 10.     EXECUTIVE COMPENSATION

The table below sets forth the remuneration of our chief executive officers during our last two completed fiscal years (the years ended December 31, 2007 and December 31, 2006), as well as other executive officers whose total annual compensation equaled or exceeded $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Perry Logan, Chief Executive Officer, President and Treasurer (1)	2007	-0-	-0-	27,400	-0-	-0-	-0-	-0-	27,400
Ronald O. Abernathy, President (2)	2007 2006	-0- -0-	-0- -0-	2,510 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	2,510 -0-
Thomas Kreitzer, Chief Executive Officer and Chief Financial Officer (3)	2006	-0-	-0-	-0-	-0-	-0-	-0-	10,800	10,800
Gregg C. Johnson, Executive Vice President and Secretary (4)	2007 2006	95,500 -0-	-0-	-0- 15,000	-0- -0-	-0- -0-	-0- -0-	-0- 105,000	95,500 120,000

(1)	Mr. Logan became our Chief Executive Officer and President on May 3, 2007.
(2)	Mr. Abernathy served as our Chief Executive Officer from November 17, 2006 to May 3, 2007.
(3)	Mr. Kreitzer served as our Chief Executive Officer from 2001 to September 24, 2006.
(4)	Mr. Johnson was replaced as Corp. Secretary in October 2007 by Ted Marek.

Compensation of Directors

Each of our non-employee directors receives reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.

ITEM 10.     EXECUTIVE COMPENSATION (continued)

Compensation of Directors (continued)

Compensation for our directors for our last completed fiscal year is set forth below, with the exception of Perry Logan, whose compensation is disclosed above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark D. Chester	-0-	33,100(1)	-0-	-0-	-0-	-0-	33,100
Barry M. Goldwater, Jr.	-0-	31,200	-0-	-0-	-0-	-0-	31,200
Ted Marek	-0-	27,400	-0-	-0-	-0-	-0-	27,400
Wesley G. Sprunk	-0-	33,100	-0-	-0-	-0-	-0-	33,100

(1)	Mr. Chester’s awards do not include shares issued for legal services performed for the Company.

Each Director is entitled to receive 50,000 restricted common shares for each quarter year of service to the Company.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 10, 2008, concerning shares of the Company’s common stock, the only class of securities that are issued and outstanding, held by (1) each stockholder known to own beneficially more than five percent of the common stock, (2) each of the directors, (3) each of the executive officers, and (4) all of the directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Ted F. Marek 9977 N. 90th Street, Suite 220 Scottsdale, AZ 85258	7,901,500 (3)	18.6%
Perry D. Logan PO Box 35080 Las Vegas, NV 89144	7,375,666	17.3%
D. Scott Hemingway 1717 Main Street, Suite 2500 Dallas, TX 75201	4,196,317	9.9%
Mark D. Chester 8777 N. Gainey Center Drive, Suite 191 Scottsdale, AZ 85258	1,300,605 (4)	3.0%
Wesley G. Sprunk 3451 S. 40th Street Phoenix, AZ 85040	1,281,855 (5)	3.0%
Barry M. Goldwater Jr. 3104 E. Camelback Road, Suite 274 Phoenix, AZ 85106	336,111 (5)	0.8%
All officers and directors as a group (5 persons)	18,195,737 (6)	42.8%

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 42,539,797 shares of Common Stock outstanding as of April 10, 2008.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from April 10, 2008, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)	Includes 2,308,000 shares held of record by Ted Marek Family Trust and 3,750,000 shares held of record by Ted Marek Real Estate Defined Benefit Pension Plan,
(4)	Includes 200,000 shares issuable upon exercise of vested stock options.
(5)	Includes 50,000 shares issuable upon exercise of vested stock options.
(6)	Includes 300,000 shares issuable upon exercise of vested stock options.

Changes in Control

The Company is not aware of any arrangements which may result in a change in control of the Company.

Equity Compensation Plans

As of December 31, 2007 our equity compensation plans were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	900,000	$0.50	N/A
Total	900,000	$0.50	N/A

The Company has granted options to (1) Sundance Financial Corp., and Digital Crossing, LLC, to purchase 300,000 shares each of common stock at an exercise price of $0.50 per share. The option may be exercised, in whole or in part, at any time within a ten-year period beginning February 11, 2004 and ending February 11, 2014. The options are fully exercisable as of the grant date, February 11, 2004, and require that the exercise price be paid in cash. The number of shares purchasable upon exercise of the option are subject to certain adjustments, and in certain circumstances the price per share may also be adjusted. The grantees have unlimited piggy-back registration rights to have shares purchased pursuant to the option included in any registration statement filed by the Company. In September 2006, the Company granted options to each Director and Ronald O. Abernathy, to each purchase 50,000 shares of common stock at an exercise price of $0.50 per share, and to its Chairman to purchase 150,000 shares at an exercise price of $0.50 per share. The options may be exercised, in whole or in part, at any time within a five-year period beginning September 8, 2006 and ending September 7, 2012. The options are fully exercisable as of the grant date, and require that the exercise price be paid in cash. The grantees have unlimited piggy-back registration rights to have shares purchased pursuant to the option included in any registration statement filed by the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE (continued)

Other Amounts Owed to Related Parties

At December 31, 2007, the following amounts were owed to related parties:

Name	Relationship	Amount	Factual Background
Wesley G. Sprunk	Director	$50,000	Convertible note issued in 2006 that accrues interest at 12% per annum (1)
Perry Logan	Officer and director	$49,175	Convertible note issued in 2007 that accrues interest at 12% per annum, secured by all assets of the Company (2)
Ted Marek	Officer and director	$49,175	Convertible note issued in 2007 that accrues interest at 12% per annum, secured by all assets of the Company (2)

(1)	On April 10, 2008, the Company issued 784,000 shares to Mr. Sprunk as payment of all principal and accrued interest on this note.
(2)	On April 10, 2008, the Company issued 140,500 shares to Mr. Logan as payment of all principal and accrued interest on this note.
(3)	On April 10, 2008, the Company issued 140,500 shares to Mr. Marek and/or entities controlled by Mr. Marek as payment of all principal and accrued interest on this note.

Legal Services

During the years ended December 31, 2007 and 2006, the Company issued 820,605 and -0- shares, respectively, to Mark D. Chester, the Chairman of the Board of Directors, for legal services valued at $164,121 and $-0- respectively.

Purchases of Common Stock

During the year ended December 31, 2007, Perry Logan and Ted Marek purchased 140,500 and 920,500 shares, respectively, for total cash consideration of $286,030.

On April 10, 2008, Messrs. Logan, Sprunk and Marek purchased 5,487,500; 784,000 and 5,487,500 shares, respectively, for total cash consideration of $940,720.  The cash consideration and total number of shares issued includes shares issued at $0.08 per share for the repayment to Messrs. Logan and Marek of outstanding notes discussed elsewhere in this Report.

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

Director Independence

Our common stock trades in the OTC Bulletin Board.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

Barry M. Goldwater, Jr. and Wesley G. Sprunk are independent directors under the above definition.  We do not list that definition on our Internet website.

We presently do not have a compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees, except for an Audit Committee and Corporate Governance Committee that performs all of the functions of a compensation, nominating, stock plan and executive committee of the Board of Directors.

ITEM 13.     EXHIBITS

Regulation S-B

Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc. (5)
3.6	Bylaws, as Amended (6)
10.1	2003 Stock Incentive Plan (7)
10.2	2003 Stock Incentive Plan #2 (8)
10.3	2005 Stock Incentive Plan (9)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc., and Skye International, Inc. (10)
10.5	Consulting Agreement between Skye International, Inc., and Sundance Financial Corp, including amendments (5)
10.6	Consulting Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments (5)
10.7	Stock Option Agreement between Skye International, Inc., and Sundance Financial Corp., including amendments (5)
10.8	Stock Option Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments (5)
10.9	Personal Services Consulting Agreement between Skye International, Inc., and Gregg C. Johnson #(5)
10.11	Convertible notes to Ted Marek (13)
10.12	Convertible notes to Perry Logan (13)
14.1	Code of Ethics *
16.1	Letter from Shelley International, CPA (11)
16.2	Letter from Semple & Cooper, CPA (12)
21.1	Subsidiaries of Skye International, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer *

* Filed with this Annual Report
# Relates to executive compensation

ITEM 13.     EXHIBITS (continued)

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(7)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K/A, filed March 7, 2006.
(12)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K/A, filed June 15, 2006.
(13)	To be filed by amendment.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 24, 2006, Shelley International, CPA (“Shelley”) withdrew as the registrant’s independent registered public accounting firm, since the firm’s principal retired. Shelley had audited the Company’s financial statements for the fiscal years ended December 31, 2005 and 2003. On February 24, 2006, Semple & Cooper, LLP was engaged to serve as the Company’s independent public accountants for the fiscal year ending December 31, 2006. On June 2, 2006, Semple and Cooper, LLP, withdrew as auditor for the Company and Moore and Associates, Chartered was engaged to serve as the Company’s independent public accountants for the fiscal year ended December 31, 2006 and with respect to the restatement of financial statements for the fiscal year ended December 31, 2005.  Moore and Associates continues to be retained as the Company’s independent public accountants.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES (continued)

Audit Fees

Moore and Associates, Chartered, is expected to bill $20,000 for the audit of the 2007 annual financial statement. For the fiscal year ended December 31, 2006, Moore and Associates, Chartered billed $25,000 for the 2006 annual audit and reviews of its quarterly financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2007 and 2006.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2007 and 2006.

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

SKYE INTERNATIONAL, INC.

Date: April 14, 2008	/s/ Perry Logan
Perry Logan
Title Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Perry Logan	Chief Executive Officer, Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	April 14, 2008
Perry Logan

/s/ Mark D. Chester	Director and Chairman	April 14, 2008
Mark D. Chester

/s/ Perry D. Logan	Director	April 14, 2008
Perry D. Logan

/s/ Thadeus (Ted) F. Marek	Director, Secretary and Treasurer	April 14, 2008
Thadeus (Ted) F. Marek

/s/ Wesley G. Sprunk	Director	April 14, 2008
Wesley G. Sprunk

Director
Barry M. Goldwater, Jr.

SKYE INTERNATIONAL, INC., AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDER DEFICIT	F-5

CONSOLIDATED STATEMENTS OF CASH FLOW	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7- F-16

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skye International Inc and Subsidiaries

We have audited the accompanying consolidated balance sheets of Skye International Inc and Subsidiaries as of December 31, 2007 and December 31, 2006, and the consolidated related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skye International Inc and Subsidiaries as of December 31, 2007 and December 31, 2006, and the consolidated related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred net losses since inception with an accumulated deficit of $14,536,470, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 10, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$35,331	$8,672
Inventory	119,668	163,062
Prepaid Expenses	82,510	99,379

Total Current Assets	237,509	271,113

EQUIPMENT, NET	46,754	43,921

OTHER ASSETS
Deposits	2,460	-

Total Other Assets	2,460	-

Total Assets	$286,723	$315,034

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$1,227,923	$2,160,624
Accrued Expenses	206,231	31,132
Notes Payable - Related Parties	1,905,763	1,053,615
Accrued Interest Payable	76,267	72,917
Warranty Accrual	34,570	34,570
Customer Deposits	103,371	103,371
Total Current Liabilities	3,554,125	3,456,228

Total Liabilities	3,554,125	3,456,228

STOCKHOLDERS' EQUITY
Common Stock: 100,000,000 shares
authorized at $0.001par value;
Issued and outstanding 29,927,252 and
21,622,243 shares, respectively	29,927	21,622
Common Stock Subscribed	108,675	108,675
Paid in Capital	11,130,466	9,256,308
Accumulated Deficit	(14,536,470)	(12,527,800)

Total Stockholders' Equity (Deficit)	(3,267,402)	(3,141,194)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$286,723	$315,034

The accompanying notes are an integral part of these financial statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
REVENUES
Product Sales	$-	$2,071
Other Income	-	194,269

Total Revenues	-	196,341

Cost of Goods Sold	-	28,357

Gross Profit	-	167,984

EXPENSES
Legal and Professional	962,207	1,772,479
General and Administrative	341,635	586,620
Research and Development	629,299	26,878
Advertising and Marketing	-	190,906
Depreciation	2,761	9,870

Total Expenses	1,935,902	2,586,754

Net (Loss) from Operations	(1,935,902)	(2,418,770)

OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	2,152	-
Interest Expense	(74,920)	(44,518)

Total Other Income (Expense)	(72,768)	(44,518)

Net (Loss) before Income Taxes	(2,008,670)	(2,463,287)

Income Tax Expense	-	-

NET (LOSS)	$(2,008,670)	$(2,463,287)

Basic and diluted (loss) per share	$(0.08)	$(0.12)

Weighted Average Number of Common
Shares Outstanding	23,818,336	20,312,973

The accompanying notes are an integral part of these financial statements.

Skye International, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2005	17,838,231	$17,839	$275,000	$7,436,334	$(10,064,513)	$(2,335,340)

Common stock issued for related party services	378,750	379		262,496		262,875
Common stock issued for consulting services	808,100	808		420,444		421,252
Common stock issued for subscription	370,000	370	-210,000	209,630		-
Common stock subscribed			43,675			43,675
Common stock options granted for services				32,216		32,216
Beneficial conversion feature of convertible debt				15,922		15,922
Common stock issued for debt	412,902	413		226,080		226,493
Common stock issued for cash	1,814,260	1,814		653,186		655,000
Net (Loss)					(2,463,287)	(2,463,287)

Balance December 31, 2006	21,622,243	21,623	108,675	9,256,308	(12,527,800)	(3,141,194)

Common stock issued for related party services	591,000	591		154,119		154,710
Common stock issued for consulting services	6,543,009	6,542		1,416,280		1,422,822
Common stock issued for debt	110,000	110		18,790		18,900
Common stock issued for cash	1,061,000	1,061		284,969		286,030
Net (Loss)					(2,008,670)	(2,008,670)

Balance December 31, 2007	29,927,252	$29,927	$108,675	$11,130,466	$(14,536,470)	$(3,267,402)

The accompanying notes are an integral part of these financial statements.

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006

Operating Activities

Net (Loss)	$(2,008,670)	$(2,463,287)
Gain on Extinguishment of Debt	(2,152)	-
Depreciation Expense	2,761	9,870
Shares and options issued for services rendered	1,577,532	716,343
Changes in assets and liabilities:
Inventory	43,394	(137,993)
Accounts Receivable	-	2,773
Prepaid Expense	16,869	(82,700)
Deposits	(2,460)	20,000
Accrued Interest Payable	3,350	(8,709)
Accounts Payable	(1,044,830)	1,926,068
Notes Payable	985,330	161,867
Accrued Expenses	175,099	(839,782)

Net Cash (Used) by Operating Activities	(253,777)	(695,550)

Investing Activities

(Purchase) Disposal of Assets	(5,594)	2,836

Net Cash Provided (Used) by Investing Activities	(5,594)	2,836

Financing Activities

Stock Subscriptions	-	43,675
Proceeds from Common Stock	286,030	655,000

Net Cash Provided by Financing Activities	286,030	698,675

Net Increase/(Decrease) in Cash	26,659	5,961

Cash, Beginning of Year	8,672	2,711

Cash, End of Year	$35,331	$8,672

Supplemental Information:
Taxes	$-	$-
Interest Expense	$71,570	$44,517

Non Cash Financing Activities:
Common Stock Issued for Debt	$18,900	$226,493

The accompanying notes are an integral part of these financial statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Basis of Presentation

The Consolidated Financial Statements of Skye International include all of its wholly owned subsidiaries.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 1.    THE COMPANY - continued

On August 6, 2004, Envirotech filed a voluntary petition with the United States Bankruptcy Court for the District of Arizona (Case No. 2:04-13908-RTB ) seeking relief under Chapter 11 of the Bankruptcy Code as a means to resolve all existing litigation, judgments and efforts to collect on judgments entered against Envirotech. On December 2004, the Company filed its proposed plan of reorganization and disclosure statement with the Bankruptcy Court.  This Plan was not approved and in January 2006, the Company’s motion to withdraw its Chapter 11 filing was granted by the Bankruptcy Court for the District of Arizona without prejudice or relief from any of its liabilities previously classified as Subject to Compromise,

As such, the accompanying Consolidated Financial Statement for the years ended December 31, 2006  were not prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (See Note 2) which requires that all pre-petition liabilities subject to compromise are segregated in the consolidated balance sheets as of end of the respective years and classified as Liabilities Subject to Compromise, at the estimated amount of allowable claims with liabilities not subject to compromise being separately classified.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. Including promissory notes, and related party liabilities, the fair value of these financial instruments approximates their carrying amount as of December 31, 2007 and December 31, 2006 due to the nature of or the short maturity of these instruments.

Research and Development

The Company's research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. The Company expenses product research and development costs as they are incurred. With the organization of its subsidiary ION, the Company continues to expense research and development costs as incurred in developing additional products based on new technologies. The Company incurred research and development expense of $629,299 and $26,878 during the years ended December 31, 2007 and 2006, respectively.

Marketing Strategy

The Company sells to large wholesale distributors through its network of manufacturer’s representatives.. The Company has periodically advertised on cable television stations, at trade shows and through trade magazines and it maintains a website.

Revenue Recognition

The Company records sales when revenue is earned. The Company sells on credit to its distributors and manufacturer’s representatives. Due to the Company’s Warranty and Right of Return policy, six percent of the sales are recognized immediately and the balance is recognized 25 - 40 days after shipment of the product to the customer. All shipments are FOB shipping point. Sales to distributors and manufacturer’s representatives are sold FOB shipping point with receivables recorded 25 to 40 days post shipping.  The Company no longer manufactures the ESI-2000 product lines and so the Company plans to refund the purchase price paid for undelivered heaters or, alternatively, to ship new heaters to those customers that did not receive delivery of an ESI-2000 heater. The Company had no revenue from sales of products during 2007.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 2.    SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivable are recorded when an order is received from a distributor and shipped. An allowance for doubtful accounts was set up based on the actual rate of uncollected accounts.  Net accounts receivable is as follows:

December 31,	2007	2006
Accounts Receivable	$-0-	$-0-
Less: Allowance for Doubtful Accounts	(-0-)	(-0-)
Net Accounts Receivable	$-0-	$-0-

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from inability of the company’s customers to make the required payments. The company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and external factors that may impact collectability.

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site. Advertising is expensed when incurred. Advertising expense for the years ended December 31, 2007 and 2006, was $-0- and $131,323 respectively.

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

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which range from two to seven years. Fixed assets consist of the following:

December 31,	2006	2006
Property, Equipment, furniture and Fixtures	$67,216	$61,622
Less: Accumulated Depreciation	(20,462)	(17,701)
Net Fixed Assets	$46,754	$43,921

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 2.    SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings per Share

The basic (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares outstanding during the year.

The Company has potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations. There are 600,000 options at $0.55 and 300,000 options at $0.50 per share available at this time. There are also $163,366 of outstanding convertible debentures which within 12 months may be converted into restricted common shares of the Company at a 30% discount to the then current 10-day moving average of the Company’s common stock. All outstanding warrants were either exercised or cancelled and convertible debt is anti-dilutive.

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

Warranty and Right of Return

In connection with the sale of each product, the Company provides a limited 30-day money back guarantee less a 6% restocking charge. After the 30 days the Company provides a five year warranty on replacement of parts. The tank chamber is warranted not to leak for 10 years. The Company has limited history with claims against its warranty. The Company defers a portion of the revenue as would generally be required for post-contract customer support ("PCS") arrangements under SOP 97-2. Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty. As of December 31, 2007 a total of $34,570 in refunds and warranty allowances were recorded against Product Sales.

Balance of Warranty Accrual for 2003	$3,240
Balance of Warranty Accrual for 2004	9,725
Balance of Warranty Accrual for 2005	21,625
Balance of Warranty Accrual for 2006	0
Balance of Warranty Accrual for 2007	0
Total Warranty Accrual as of December 31, 2007	$34,570

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 3.    NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

Year Ended December 31,	2007	2006
Convertible Notes, Unsecured, Matured March 2001 bear 12.5% Interest, principle and interest convertible into one common share and one warrant at 75% of the average closing price over the 10-day period prior to conversion. Warrants have expired and notes have not been converted and are in default.	$163,366	$70,000

Convertible Notes, Unsecured, Matured one-year from issue date, bear 10% Interest payable quarterly, principle and interest convertible into one common share for each outstanding $1.00. Forty notes were issued between January 23, 2004 and January 15, 2005. Of these notes, thirty six had been either repaid or converted at December 31, 2005. Of the remaining four notes, three were converted in April 2006; the fourth has not been converted or repaid and is in default. Aggregate Amount:	$-	$15,000

Demand Note with Attorneys, 6% Interest, All Assets of Subsidiary, Envirotech, pledged as Collateral; Note is in default. Note has been acquired by Envirotech’s parent, Skye	$-	$194,895

Demand Note with Former Distributor of Subsidiary, Envirotech, in Settlement and Repurchase of Distributorship Territory, 7% Interest; Note is in default	$519,074	$519,074

Demand Note Made by Subsidiary, Envirotech, 10% Interest, Payable Monthly; Note is in default	$11,880	$11,880

Demand Note Made by Subsidiary, Envirotech, 6% Interest; Note is in default	$35,000	$35,000

Demand Note Made by Subsidiary, Envirotech; Note is in default	$72,391	$72,391

Demand Note Made by ION Tankless in favor of related party;	$120,000	$120,000

Demand Note Made by Valeo in favor of related party;	$13,825	$13,000

Demand Note Made by Skye in favor of related parties;	$66,284	$65,000

Convertible Notes, Unsecured, Issued March 2006, Matured March 2007, bear 5% Interest, principle and interest convertible into one common share $0.55 per share. Notes have not been converted.	$75,000	$75,000

Demand Note Made by SKYE in favor of consultants	$828,944	$10,000

Note 4.    STOCKHOLDERS’ EQUITY

On March 24, 2005, the Company adopted an employee stock incentive plan setting aside 500,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.   A compensation committee appointed by the Board of Directors has the right to grant awards or stock options and administers the plan. On March 30, 2005, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 500,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of December 31, 2007 and December 31, 2006, the Company has issued 462,541 and 462,541 shares respectively under the 2005 Stock Incentive Plan. As of December 31, 2007, 37,459 shares remain unissued under this Plan.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 4.    STOCKHOLDERS’ EQUITY - continued

During 2007 the Company issued 6,543,009 shares for $1,422,822 in consulting services; 591,000 shares at $154,710 for employee stock awards; 110,000 shares to retire $18,900 in convertible notes; and 1,061,000 shares for $286,030 in cash in private placements. During 2006, the Company issued 205,000 shares for consulting and legal services valued at $230,753; 370,000 shares previously subscribed for cash in private placements; 412,902 shares to retire principal and interest on outstanding bridge loans; 1,814,260 shares in private placements for $655,000; 110,000 shares for legal fees valued at $48,000; 600,000 shares for consultants for fees valued at $330,000; 50,000 shares for investment banking fees and services valued at $17,500; 173,750 shares for employees in lieu of pay and for signing bonuses valued at $57,375, and 100,000 shares to be issued in connection with the receipt of $100,000 in convertible bridge notes. The total common stock issued and outstanding at December 31, 2007 is 29,927,252 shares.

Warrants

No warrants are outstanding.

Stock Options

On February 11, 2004 the Company granted 5-year stock options to purchase 600,000 shares of restricted common stock at $0.50 per share to consultants assisting in company operations. Using a discounted stock price of $0.43, exercise price of $0.50, 5-year option, risk-free rate of 4.1% and a volatility rate of .038 the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of 600,000 options is $18,000. By amendment dated September 6, 2005, the option period has been extended for an additional 5 years, to expire February 11, 2014.  At December 31, 2007,  none of the options have been exercised.

In September 2006, the Company granted options to each of its directors to purchase 50,000 shares at $0.50.  In addition it granted an option to its Chairman, to purchase 150,000 shares at $0.50.  The options may be exercised at any time within five (5) years of the date of grant.  Using a discounted stock price of $0.49, exercise price of $0.50, 5-year option, risk-free rate of 5.35% and a volatility rate of .052 the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of  300,000 options is $32,216. At December 31, 2007, none of the options have been exercised.

Outstanding stock options are as follows:

Shares
Balance, December 31, 2005	600,000
Granted, 2006	0
Expired, 2006	300,000
Balance, December 31, 2006	900,000
Granted, 2007	0
Expired, 2007	0
Balance, December 31, 2007	900,000

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 5.    INCOME TAXES - continued

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative Net Operating Loss of $12,831,708. The total valuation allowance is equal to the total deferred tax asset.

	2007	2006
Deferred Tax Asset	$4,491,098	$4,384,730
Valuation Allowance	$(4,491,098)	$(4,384,730)
Current Taxes Payable	-	-
Income Tax Expense	-	-

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1993-2003	$4,119,312	2013-2023
2004	1,893,331	2024
2005	4,051,870	2025
2006	2,463,287	2026
2007	303,908	2027
Total	$12,831,708

Note 6.    LEASES AND OTHER COMMITMENTS

The Company offices out of leased premises comprising a total of approximately 2,189 square feet located at 7701 E. Gray Rd., Suite 4 Scottsdale, AZ 85260.  The Company entered into a one-year lease effective April 11, 2006 at a monthly lease cost of approximately $3,118, with a one year option with a reduced monthly cost of $2,672 per month through April 30, 2009.

Note 7.        GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception with an accumulated deficit of $14,536,470 as of December 31, 2007. The Company has  not generated meaningful revenues in the last 2 years. The Company has a working capital deficit of $3,316,616 as of December 31, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

Note 7.    GOING CONCERN - continued

Management’s Plans

The Company has expended considerable efforts in working with its contract manufacturer  in order to begin the production of its new line of products. The Company expects that the first commercial units will be produced in 2008 with sales and delivery to also commence during such period. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. The Company has continued to focus development efforts on the commercialization of its patent pending Paradigm™ technology. To date the Company has not been successful in developing a cost effective means to commercialize the technology into a consumer product line. The Company is currently negotiating with a critical supplier to jointly complete the engineering and commercialization process and then subsequently engage in engineering for manufacturing phase. The Company has developed and continues to develop a sales and distribution network.

The Company has funded all of its capital needs over the 2007 fiscal year by way of private placements and loans from related parties.  The Company is currently working to complete further private placements of an amount up to $2.3 million from related and third parties to fund our business strategy, but to date the Company has not yet raised any significant amount of capital. The Company’s business strategy requires it to raise in excess of $2 million over the next 12 month period in order to fully execute its business plan. Management believes that, in order to properly exploit the introduction of its products, it will be necessary to be positioned not only as a quality supplier of products, but also able to supply a sufficient volume of product to meet wholesale demand.

Note 8.    PENDING LITIGATION

Distributor Claim. Prior to the acquisition of Envirotech by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998. On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years. The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on all assets of Envirotech, tangible and intangible, granted to the Senior Secured Creditor in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees. As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be recorded unless there was a default. On May 3, 2004, the distributor claimed a breach and filed the Stipulated Judgment. With the filing of the Bankruptcy Petition by Envirotech (see below), this action was stayed. However, with the dismissal of the Chapter 11 Proceedings on February 28, 2006, this judgment is once again a claim against the assets of Envirotech, subject, however, to the claims and rights of the Senior Secured Creditor. In June 2007 the executor and beneficiary of the estate of the deceased plaintiff made written demand for payment of the sums owed under the Stipulated Judgment.  Envirotech is currently investigating a course of action and response to such written demand, and Envirotech has received no further communication from the executor of the estate.

Seitz Suit. In 2002, Envirotech was named as a Defendant in a law suit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc. vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc. (the “Seitz Suit”). Envirotech of Texas, Inc. was an independent distributor of the Envirotech ESI-2000 product line not affiliated with Envirotech. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. On December 5, 2005, the Court issued an injunction against Envirotech and its affiliated entities, including Skye, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part [sic] any technology embodied in the Model ESI 2000 heater. The injunction was recently dissolved.  Envirotech filed a summary judgment motion and is awaiting a ruling from the Court. That matter has not been set for trial.

Myers and Jenkins Claim. .In 2006, The firm of Myers & Jenkins, PC obtained a default judgment against Envirotech for the principal sum of $105,830 together with interest and costs in connection with Envirotech’s non-payment of legal fees for an arbitration matter.  The judgment remains unsatisfied.

Sensor Technologies Claim..  In 2006, Sensor Technologies & Systems, Inc., an engineering firm that provided consulting services in connection with Envirotech’s ESI-2000 product obtained  default judgment against Envirotech for the principal sum of $55,452, together with interest and costs.  The judgment remains unsatisfied.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

Shareholder Inspection Claim. In April 2006, a shareholder purporting to have obtained consent from at least 15% of the Company’s shareholders filed a lawsuit in the United States District Court for the District of Nevada (Case No. 2:06-CV-0541-RLH-GWF) seeking inspection of the Company’s books and records pursuant to Nevada corporate law. The Court denied plaintiff’s initial request. The Company has asserted several counterclaims against the plaintiff for tortious conduct and for abuse of the legal process in connection with the lawsuit. The lawsuit was dismissed with consent of both parties.

Shareholder Derivative Action. In May 2006, a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Stebbins v. Johnson, et al. Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named as a nominal defendant although there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to one  former  member of management and to former consultants to the Company. Plaintiffs sought to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded return of the shares to the Company. On May 2, 2007, Judge Roslyn O. Silver of the United States District Court for the District of Arizona issued an Order rejecting the Plaintiffs’ requested a Preliminary Injunction  dissolving all restrictions imposed by a prior Temporary Restraining Order and Stipulated Order, which permitted the Company to conduct its corporate business without any further interference or restraint by the Court or the Plaintiffs.  The original claims asserted by plaintiffs are moot and dismissal of those claims is pending. After an investigation into the matter following the filing of the lawsuit, the Company and its counsel determined that counterclaims against the plaintiffs and third-party claims against one of the Company’s former directors should be asserted.  Those claims were added to the lawsuit and motions to dismiss were submitted by all of the Counterdefendants and third-party defendants.  The motions were granted (in part), resulting in the refilling of those claims.  Additional motions for dismissal followed.  The parties are awaiting the Court’s decision.

Papazian Claim. The Company is a party to an action seeking to require Skye to both “defend” and “indemnify” Director William Papazian from and against costs and liabilities associated with a counterclaim filed by Skye against Mr. Papazian with the Shareholder Derivative Action described above.  The lawsuit is pending in Maricopa County Superior Court (CV2007- 002890) The Company does not believe that this case will be resolved until the claims against Mr. Papazian in the Derivative Action are also resolved.

Promissory Note Claim. In August 2007 three former consultants to the Company purporting to have loaned $75,000 to the Company filed a lawsuit in the Maricopa County Superior Court (Stebbins, Jones and DeSade v. Skye, Case No. CV 2007-014972).  The three individual plaintiffs are also members of the plaintiff group in the Derivative Action and, as set forth in the Company’s counterclaims in the Derivative Action, the Company does not believe that this case has any merit.  The matter has not been scheduled for trial.

Quick & Confidential Claim. The Company has settled this matter by submitting $12,000 as payment to Quick & Confidential.

Semple & Cooper Claim. The Company has settled this arbitration dispute by submitting $27,000 as payment to Semple & Cooper.

Lawrence White Claim. The Company has settled this arbitration dispute by submitting $12,000 as payment to Lawrence White.

Berry-Shino Claim. The Company has settled this arbitration dispute by issuing 456,482 shares as payment to Berry-Shino Securities, Inc.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Company nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.