Form 10-Q
period 2008-03-31
SKYE INTERNATIONAL, INC
filed 2008-05-09
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-27549

SKYE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0362112
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7701 E. Gray Rd, Suite 4 Scottsdale, AZ 85260

(Address of principal executive offices) (Zip Code)

(480) 993-2300

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,853,397 shares of Common Stock, $0.001 par value, as of April 23, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$25,757	$35,331
Accounts Receivable	23,750	-
Inventory	109,072	119,668
Prepaid Expenses	85,627	82,510

Total Current Assets	244,206	237,509

EQUIPMENT, NET	40,804	46,754

OTHER ASSETS
Patents	11,662	-
Deposits	2,460	2,460

Total Other Assets	14,122	2,460

Total Assets	$299,132	$286,723

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$858,768	$1,227,923
Accrued Expenses	211,913	206,231
Notes Payable - Related Parties	2,053,821	1,905,763
Accrued Interest Payable	68,767	76,267
Warranty Accrual	34,570	34,570
Customer Deposits	103,371	103,371
Total Current Liabilities	3,331,210	3,554,125

Total Liabilities	3,331,210	3,554,125

STOCKHOLDERS' EQUITY
Common Stock: 100,000,000 shares
authorized at $0.001par value;
Issued and outstanding 29,927,252 and
29,927,252 shares, respectively	29,927	29,927
Common Stock Subscribed	110,709	108,675
Paid in Capital	11,130,466	11,130,466
Accumulated Deficit	(14,303,180)	(14,536,470)

Total Stockholders' Equity (Deficit)	(3,032,078)	(3,267,402)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$299,132	$286,723

The accompanying notes are an integral part of these statements.

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2008	2007

Operating Activities

Net Income (Loss)	$233,290	$(205,030)
Gain on Extinguishment of Debt	(479,922)	(2,153)
Depreciation Expense	2,713	2,761
Shares and options issued for services rendered	-	188,400
Changes in assets and liabilities:
Inventory	10,596	52
Accounts Receivable	(23,750)	-
Prepaid Expense	(3,117)	-
Deposits	-	-
Accrued Interest Payable	(7,500)	3,350
Accounts Payable	18,825	(104,283)
Accrued Expenses	5,682	-

Net Cash (Used) by Operating Activities	(243,183)	(116,903)

Investing Activities

Purchase of Assets	(8,425)	(1,394)

Net Cash Provided (Used) by Investing Activities	(8,425)	(1,394)

Financing Activities

Stock Subscriptions	2,034	-
Proceeds from Notes Payable	240,000	145,897

Net Cash Provided by Financing Activities	242,034	145,897

Net Increase/(Decrease) in Cash	(9,574)	27,600

Cash, Beginning of Year	35,331	8,672

Cash, End of Year	$25,757	$36,272

Supplemental Information:
Taxes	$-	$-
Interest Expense	$58,869	$18,476

Non Cash Financing Activities:
Common Stock Issued for Debt	$-	$1,000

The accompanying notes are an integral part of these statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES
Product Sales	$23,750	$-
Other Income	-	-

Total Revenues	23,750	-

Cost of Goods Sold	17,500	24,142

Gross Profit	6,250	(24,142)

EXPENSES
Legal and Professional	67,008	109,035
General and Administrative	119,656	22,767
Research and Development	8,799	30,000
Advertising and Marketing	3,337	-
Depreciation	2,713	2,761

Total Expenses	201,513	164,563

Net (Loss) from Operations	(195,263)	(188,705)

OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	479,922	2,153
Interest Expense	(51,369)	(18,478)

Total Other Income (Expense)	428,553	(16,325)

Net Income (Loss) before Income Taxes	233,290	(205,030)

Income Tax Expense	-	-

NET INCOME (LOSS)	$233,290	$(205,030)

Basic and diluted income (loss) per share	$0.01	$(0.01)

Weighted Average Number of Common
Shares Outstanding	29,927,252	21,622,243

The accompanying notes are an integral part of these statements.

Skye International, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(unaudited)

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2006	21,622,243	$21,623	$108,675	$9,256,308	$(12,527,800)	$(3,141,194)

Common stock issued for related party services	591,000	591		154,119		154,710
Common stock issued for consulting services	6,543,009	6,542		1,416,280		1,422,822
Common stock issued for debt	110,000	110		18,790		18,900
Common stock issued for cash	1,061,000	1,061		284,969		286,030
Net (Loss)					(2,008,670)	(2,008,670)

Balance December 31, 2007	29,927,252	29,927	108,675	11,130,466	(14,536,470)	(3,267,402)

Common stock subscribed for consulting services			2,034			2,034
Net Income					233,290	233,290

Balance March 31, 2008	29,927,252	$29,927	$110,709	$11,130,466	$(14,303,180)	$(3,032,078)

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Financial Statements
March 31, 2008 (Unaudited)

NOTE 1 -                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -                      GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $14,303,180 at March 31, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 -                      GAIN ON EXTINGUISHMENT OF DEBT

During the three months ended March 31, 2008, the Company determined that the Statute of Limitations under the laws of the State of Arizona had expired on certain debts of its subsidiary Envirotech Systems Worldwide, Inc. as previously carried on its financial statements. Accordingly, the Company recognized a gain of $479,922 for the extinguishment of those debts.

NOTE 4 -                      SUBSEQUENT EVENTS

Subsequent to March 31, 2008, the Company issued 853,545 shares of its common stock at $0.20 per share for services performed. Subsequent to March 31, 2008 the Company issued 12,072,600 shares of its common stock at $0.08 for debt. Subsequent to March 31, 2008 the Company issued 4,000,000 shares of its common stock at $0.08 for cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

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

Liquidity and Capital Resources.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of common stock and cash generated from our operations. As we continue our activities, we will continue to experience net negative cash flows from operations, pending receipt of significant revenues that generate a positive sales margin.  Commencing in the first quarter of 2007 and continuing throughout the third quarter, all of the Company’s cash needs were met through loans advanced to the Company by certain of its related party directors.

The Company expects that additional operating losses will occur until net margins gained from sales revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funds to complete the ramping up for production of the FORTIS™, and to fully implement its marketing plans and for continued operations.  Additionally, the Company will also require further development funds in order to finalize a commercialized version of its consumer product utilizing the patented Paradigm™ technology. We anticipate obtaining additional financing to fund operations through common stock offerings, debt offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

As of December 31, 2007 and continuing through March 31, 2008, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements, which will require additional capital generated from the sale of common stock, the sale of preferred stock, and/or debt financing. No assurance can be made that such financing will be available, or available on terms acceptable to the Company. In any case, any financing may have a negative impact on our financial condition and will likely result in an immediate and substantial dilution to our existing stockholders.

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

Once FORTIS™ is ready for commercial production and distribution, in late 2008, the Company’s success will be dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling tankless water heating devices to home builders and the wholesale plumbing trade. The Company is unable to provide forecasts as to the amount of product it anticipates selling. As of March 31, 2008, the Company has entered into contracts with a number of manufacturer’s representatives located in states across the Southwest and Southeast of the U.S. Although existing agreements are currently under review by management, the current major terms of the contracts are: (a) distributors receive a graduated discount based on volume with the greatest discount being 35%, and 7% commissions to manufacturer’s representatives; (b) non-exclusive territories; (c) termination upon 30 days’ notice and; (d) no maximum purchase requirements and sales goals to be mutually agreed, or in default, $1,000,000 per territory. The Company plans on assisting in the training of its U.S. distributors and manufacturers representatives in the safe installation and use of its products.  The Company is also currently interviewing persons to fill positions for National Sales Manager, as well as regional sales representatives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS - continued

Going Forward

The Company has established relationships with contract manufacturers, Jabil Circuit, Inc. and Electrosem, LLC, to produce its FORTIS™ line of products.  Despite commencing commercial production late in the first quarter of 2008, the Company expects that it may take up to one year for the production design and processes to stabilize and all cost reductions to be effectively implemented.

The Company has also continued to focus development efforts on the commercialization of its new Paradigm™  technology.  Although we have been very excited about the functionality that the Paradigm™ technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently engaged in a joint engineering and product development project with a critical supplier to jointly complete the engineering and commercialization process, and then subsequently the engineering for manufacturing phase. In the event we are successful in concluding the engineering phases of this project, the Company expects that it will have first delivery of prototype product utilizing the Paradigm™ technology by late 2008 or early 2009, with commercial availability in 2009. As we have not yet completed the engineering phase of the Paradigm™ project there can be no assurance that we will be successful in developing a commercialized product for distribution within a reasonable period of time.

Access to capital remains one of the most pressing considerations for the Company. Although we have been successful in the past in raising the capital to fund Company operations, such funds were not sufficient to provide adequate working capital to meet the needs of the Company. As such, the Company has continued to fund operations with loans from, and equity private placements made to, the Company’s related party directors.  In order to execute our business strategy, the Company must raise in excess of $2 million over the next 12-month period in order to fully execute our current production and business plan. There can be no assurance that we will be able to raise such additional funding by way of either new debt or equity, and, in the event we are unable to raise the funds necessary to fund our business plan, it will be necessary to curtail such plans and this could have a detrimental impact on our business. Management believes that, in order to properly exploit the introduction of both the FORTIS™  and Paradigm™  technologies, it will be necessary that we be positioned not only as a quality supplier of products, but that we also be able to supply a sufficient volume of product to meet wholesale demand. We believe that, relative to the wholesale market, there is a very high expectation that product be available in a timely fashion when ordered. In order to meet this expectation, we must be capable of not only producing our products in sufficient volume, but expand our management team, corporate infrastructure, and working capital base. These goals all require capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Comparison of Revenues for the Three Months Ended March 31, 2008 and 2007
For the three months ended March 31:	2008	2007	Increase/(decrease)
			$	%
Revenue	$ 23,750	$0	$23,750	100

Revenues for the year ended March 31, 2008 were $23,750, compared to revenues of $0 for the three months ended March 31, 2007. The Company recorded its first revenues from the commercial sales of its FORTIS™ product line in late March 2008.  Revenues recorded are for product sold, shipped and for which payment was received during the quarter.

General and Administrative expenses
For the three months ended March 31:	2008	2007	Increase/(decrease)
			$	%
General & Administrative expenses	$119,656	$22,767	$96,889	426

General and administrative expenses increased by $96,889 reflecting the fact that the Company had begun to staff up for business operations, including the payment of rent for its 2,189 square foot leased premises in Scottsdale, Arizona, as well as the addition of administrative, marketing and sales personnel during the period.  Additionally, the Company has also incurred sales  costs associated with attendance at trade shows and other marketing venues . General and Administrative expenses are likely to continue to escalate as the Company continues to expand its sales and marketing presence, and as we add more operational and administrative personnel, and professional assistance with our continued efforts to execute our business plan and market our products.

Total Operating Expenses
For the three months ended March 31:	2008	2007	Increase/(decrease)
			$	%
Total operating expenses	$201,513	$164,563	$36,950	22

Overall operating expenses increased by approximately 22% as a result of costs incurred in connection with the addition of sales and marketing personnel, as well as the addition of certain administrative personnel.  During the quarter the Company also incurred costs in connection with sales and marketing initiatives targeted towards the wholesale market for the Company’s FORTIS™ product line. Legal and professional fees declined $42,027 or 39% from the prior year, and research and development expenses also decreased by $21,201 or 71% from the three-month period ended March 31, 2007, reflecting the near completion of research and development activities in connection with the FORTIS™ product line.  Research and Development expenses are expected to increase in the successive quarters of 2008n and the Company emphasizes the completion of the Paradigm™ engineering project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS - continued

Loss from Operations
For the three months ended March 31:	2008	2007	Increase/(decrease)
			$
Net (Loss) from Operations	$(195,263)	$(188,705)	$6,558

The net loss from operations for the three months ended March 31, 2008 was ($195,263) which is only marginally higher than the loss recorded in the March 31, 2007 period of ($188,705) despite significantly higher expenditures for sales and marketing as well as operating and administrative expenses.  The Company recorded its first revenues from the sale of FORTIS™ product in the period ended March 31, 2008 and further revenues are likely to continue throughout the fiscal year as the Company seeks to expand the production and sale of its FORTIS™ product line.

Due to a gain on extinguishment of debt in the amount of $479,922 for the 2008 period, we reported net income of $233,290, as compared to a net loss of $(205,030) for the 2007 period.  This gain more than offset an increase in interest expense of $32,891 for the 2008 period.

Liquidity and Capital Resources.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements primarily through issuances of common stock and debt. As we continue our activities, we will likely continue to experience net negative cash flows from operations, pending receipt of significant revenues.  Throughout the entire fiscal year 2007, all of the Company’s cash needs were met through loans advanced to the Company by certain of its related party directors.

Net cash change for the three months ending March 31, 2008 was a decrease of ($9,574) as compared to an increase of $27,600 for March 31, 2007 period.  Net cash used in operating activities was $243,183 for the three months ended March 31, 2008, as compared to $116,903 for the same three month period ended in 2007 reflecting greater expenditures in connection with an expansion of administrative costs, as well as the addition of sales and marketing functions in connection with the marketing of the Company’s FORTIS™ product line.  Cash provided by financing activities increased slightly during the quarter ended March 31, 2008 to $242,034 from $145,897 as recorded in 2007.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2007, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $14,303,180 and a working capital deficit of $3,087,004 as of March 31, 2008.  We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS - continued

Critical Accounting Policies - continued

Revenue Recognition. We record sales when revenue is earned.  We sell on credit to our distributors and manufacturer’s representatives.  Due to our Warranty and Right to Return policy, 6% of the sales are recognized immediately and the balance is recognized 25 – 40 days after shipment of the product to the customer.  All shipments are FOB shipping point.  Sales to distributors and manufacturer’s representatives are sold FOB shipping point with receivables recorded 25 to 40 days post shipping.  We no longer manufacture the ESI-2000 product lines.  Accordingly, we plan to refund the purchase price paid for undelivered heaters or, alternatively, to ship new heaters to those customers that did not receive delivery of an ESI-2000 heater.  We recorded our first revenues from sales of the Company’s FORTIS™ product line during the first quarter of 2008.

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 6% restocking charge.  After the 30 days, we provide a five-year warranty on replacement of parts.  The tank chamber is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  We defer a portion of the revenue as would generally be required for post-contract customer support arrangements under SOP 97-2.  Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty.  As of March 31, 2008, a total of $34,570 in refunds and warranty allowances were recorded against product sales.

Patents. We evaluate potential impairment of long-lived assets in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Patent and software costs include direct costs of obtaining patents. Costs for new patents are either expensed as they are incurred or capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

Research and Development. Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $8,799 and $30,000 during the quarters ended March 31, 2008 and 2007, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were ineffective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of timely recording of transactions, supporting documentation and sufficient analysis of the application of U.S. GAAP to transactions, including but not limited to equity transactions. During the three months ended March 31, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Since the Company’s annual report on Form 10KSB for the period ended December 31, 2007 until the date of this Report, there have been no actions initiated, terminated or that have resulted in material changes from the status as reported for such period other than in connection with the Envirotech Bankruptcy matter.

Envirotech Bankruptcy – Material Change:  Envirotech filed a Motion to Dismiss its Chapter 11 proceedings which was granted, with prejudice, on February 28, 2006. The Bankruptcy Court retained jurisdiction to rule on a pending sanctions motion against Envirotech wherein David Seitz and Microtherm claimed approximately $70,000 in legal fees.  On May 2, 2008 the court issued sanctions against Envirotech, Skye, Valeo and their principals in the amount of $40,000.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities of the registrant during the quarter ended March 31, 2008 that have not already been disclosed in the registrant’s current reports on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc. (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless systems Worldwide, Inc. (5)
3.6	Bylaws, as Amended (6)
10.1	2003 Stock Incentive Plan (7)
10.2	2003 Stock Incentive Plan (8)
10.3	2005 Stock Incentive Plan (9)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc. and Skye International, Inc. (10)
10.5	Consulting Agreement between Skye International, Inc. and Sundance Financial Corp., including amendments (5)
10.6	Consulting Agreement between Skye International, Inc. and Digital Crossing, LLC, including amendments (5)
10.7	Stock Option Agreement between Skye International, Inc. and Sundance Financial Corp., including amendments (5)
10.8	Stock Option Agreement between Skye International, Inc. and Digital Crossing, LLC, including amendments (5)
10.9	Personal Services Consulting Agreement between Skye International, Inc. and Gregg Johnson (5)
10.10	Convertible notes to Ted Marek (11)
10.11	Convertible notes to Perry Logan (11)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003.
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005, filed July 11, 2006.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(7)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111-348, filed December 19, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006.
(11)	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYE INTERNATIONAL, INC.

May 9, 2008	By:	/s/ Perry Logan
Perry Logan
Chief Financial Officer