Form 10-Q/A
period 2008-03-31
SKYE INTERNATIONAL, INC
filed 2008-05-19
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
First Amendment

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

SKYE INTERNATIONAL, INC.

May 16, 2008	By:	/s/ Perry Logan
Perry Logan
Chief Financial Officer