Form 10-Q
period 2008-06-30
SKYE INTERNATIONAL, INC
filed 2008-07-17
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,819,255 shares of Common Stock, $0.001 par value, as of June 30, 2008 (after giving effect to the four old common shares for one new common share reverse stock split).

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL INFORMATION

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$20,276	$35,331
Accounts Receivable	30,933	-
Inventory	106,944	119,668
Prepaid Expenses	236,539	82,510

Total Current Assets	394,692	237,509

EQUIPMENT, NET	52,073	46,754

OTHER ASSETS
Patents	11,662	-
Deposits	2,460	2,460

Total Other Assets	14,122	2,460

Total Assets	$460,887	$286,723

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$310,138	$1,227,923
Accrued Expenses	45,313	206,231
Notes Payable - Related Parties	434,584	1,905,763
Accrued Interest Payable	118,117	76,267
Warranty Accrual	42,913	34,570
Customer Deposits	-	103,371
Total Current Liabilities	951,065	3,554,125

Total Liabilities	951,065	3,554,125

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 25,000,000 shares
authorized at $0.001par value;
Issued and outstanding 12,819,255 and
7,481,813 shares, respectively	12,819	7,482
Common Stock Subscribed	-	108,675
Additional Paid in Capital	13,195,000	11,152,911
Accumulated Deficit	(13,697,997)	(14,536,470)

Total Stockholders' Equity (Deficit)	(490,178)	(3,267,403)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$460,887	$286,723

The accompanying notes are an integral part of these statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Product Sales	$23,531	$-	$47,281	$-
Other Income	58	-	58	-

Total Revenues	23,589	-	47,339	-

Cost of Goods Sold	17,500	27,974	35,000	52,117

Gross Profit	6,089	(27,974)	12,339	(52,117)

EXPENSES
Legal and Professional	16,106	535,455	83,114	644,490
General and Administrative	661,293	170,799	780,949	193,565
Research and Development	12,535	-	21,334	30,000
Advertising and Marketing	405	-	3,742	-
Depreciation	3,231	2,761	5,944	5,522

Total Expenses	693,570	709,015	895,083	873,577

Net (Loss) from Operations	(687,481)	(736,989)	(882,744)	(925,694)

OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	1,344,032	-	1,823,954	2,153
Interest Expense	(51,368)	(23,968)	(102,737)	(42,446)

Total Other Income (Expense)	1,292,664	(23,968)	1,721,217	(40,293)

Net Income (Loss) before Income Taxes	605,183	(760,957)	838,473	(965,987)

Income Tax Expense	-	-	-	-

NET INCOME (LOSS)	$605,183	$(760,957)	$838,473	$(965,987)

Basic and diluted income (loss) per new common share	$0.06	$(0.13)	$0.09	$(0.17)

Weighted Average Number of Common
Shares Outstanding	10,150,534	5,790,904	9,260,960	5,790,904

The accompanying notes are an integral part of these statements.

Skye International, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(unaudited)

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2006	5,405,561	$5,406	$108,675	$9,272,525	$(12,527,800)	$(3,141,194)

Common stock issued for related party services	147,750	148		154,562		154,710
Common stock issued for consulting services	1,635,752	1,636		1,421,186		1,422,822
Common stock issued for debt	27,500	28		18,872		18,900
Common stock issued for cash	265,250	265		285,765		286,030
Net (Loss)					(2,008,670)	(2,008,670)

Balance December 31, 2007	7,481,813	7,482	108,675	11,152,910	(14,536,470)	(3,267,403)

Common stock issued for related party services	62,500	62		49,938		50,000
Common stock issued for consulting services	659,199	659		519,710		520,369
Common stock issued for cash	1,597,656	1,598		509,652		511,250
Common stock issued for related party debt	3,018,150	3,018	(108,675)	962,790		857,133
Fractional shares cancelled in reverse stock split	(63)
Net Income					838,473	838,473

Balance June 30, 2008	12,819,255	$12,819	$-	$13,195,000	$(13,697,997)	$(490,178)

The accompanying notes are an integral part of these statements.

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007

Operating Activities

Net Income (Loss)	$838,473	$(965,987)
Gain on Extinguishment of Debt	(1,823,954)	-
Depreciation Expense	5,944	5,522
Shares and options issued for services rendered	570,369	596,550
Changes in assets and liabilities:
Inventory	12,724	(60,929)
Accounts Receivable	(30,933)	-
Prepaid Expense	(154,029)	99,379
Deposits	-	(2,460)
Accrued Interest Payable	43,100	11,125
Accounts Payable and Accrued Expenses	24,051	104,549

Net Cash (Used) by Operating Activities	(514,255)	(212,251)

Investing Activities

Payment for Patents	(11,662)	-
Purchase of Assets	(11,263)	(5,594)

Net Cash (Used) by Investing Activities	(22,925)	(5,594)

Financing Activities

Proceeds from Common Stock	511,250	-
Proceeds from Notes Payable	10,875	212,461

Net Cash Provided by Financing Activities	522,125	212,461

Net Increase/(Decrease) in Cash	(15,055)	(5,384)

Cash, Beginning of Period	35,331	8,672

Cash, End of Period	$20,276	$3,288

Supplemental Information:
Income Taxes	$-	$-
Interest Expense	$58,387	$42,444

Non Cash Financing Activities:
Common Stock Issued for Debt	$857,133	$100,000

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Financial Statements
June 30, 2008 (unaudited) and December 31, 2007

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $13,697,997 at June 30, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 -	GAIN ON THE EXTINGUISHMENT OF DEBT

During the six months ended June 30, 2008, the Company determined that the statute of limitations under the laws of the state of Arizona had expired on certain debts previously carried on its financial statements. Also two of the Company’s subsidiaries were involuntarily dissolved by the state of Arizona and ceased to be consolidated with the Company. A third subsidiary filed chapter 7 bankruptcy and its debts were discharged by the bankruptcy court. Accordingly, the Company recognized a gain of $1,823,954 for the extinguishment of those debts.

NOTE 4 -	SIGNIFICANT EVENTS

During the three months ended June 30, 2008, the Company issued 62,500 shares of its common stock to directors at $0.80 per share and 659,199 shares to consultants at $0.79 per share for services performed. During the three months ended June 30, 2008 the Company issued 3,018,150 shares of its common stock at $0.28 per share for debt. During the three months ended June 30, 2008 the Company issued 1,597,656 shares of its common stock at $0.32 per share for cash.

During the three months ended June 30, 2008, the Company’s common stock was reverse split on a 1 share for 4 shares basis. The financial statements have been restated to reflect the reverse stock split on a retro-active basis.

NOTE 5 -	INVENTORY

The Company contracts with several third parties to manufacture Fortis unit sub and final assemblies. Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value of $106,944 at June 30, 2008.   Parts and materials purchased for development and testing are directly expensed to Research and Development.

As of June 30, 2008, inventory consisted of the following:

Raw Materials	$67,969
Work In Process	28,475
Finished Goods	10,500

Total Inventory	$106,944

NOTE 6 -	USE OF ESTIMATES

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

Liquidity and Capital Resources.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of debt and common stock and cash generated from our limited operations. As we continue our activities, we will continue to experience net negative cash flows from operations, pending receipt of significant revenues that generate a positive sales margin.  Commencing in the first quarter of 2007 and continuing throughout the second quarter, all of the Company’s cash needs were met through loans advanced to the Company by certain of its related party directors, as well as private placements of common stock.

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

As of December 31, 2007 and continuing through June 30, 2008, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing will be available, or available on terms acceptable to the Company and if available it may take either the form of debt or equity. In either case, any financing will have a negative impact on our financial condition and will likely result in an immediate and substantial dilution to our existing stockholders.

Executive Summary

The Company’s business is the design production, marketing and sale of consumer appliances. Skye’s premier consumer product is the FORTIS ™, a new series of electric tankless water heater. Skye will market the FORTIS ™ tankless water heater shortly through an established and growing list of manufacturer’s representatives located in many states across the United States. On the heels of FORTIS™ will be a new technology that Skye refers to as Paradigm™. This technology ushers in an entirely new method of heating water that is both fast and extremely efficient. The primary application for the Paradigm™ technology will be for the point-of-use instantaneous water heating market. Skye is currently working to commercialize this technology into a suite of products to be manufactured under the brand HotSpot™ that can be used in homes across North America and Europe.

Once FORTIS™ is ready for commercial production and distribution, in late 2008, the Company’s success will be dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling tankless water heating devices to home builders and the wholesale plumbing trade. The Company is unable to provide forecasts as to the amount of product it anticipates selling. As of June 30, 2008, the Company has entered into contracts with a number of manufacturer’s representatives located in states across the Southwest and Southeast of the U.S. Although existing agreements are currently under review by management, the current major terms of the contracts are: (a) distributors receive a graduated discount based on volume with the greatest discount being 35%, and 7% commissions to manufacturer’s representatives; (b) non-exclusive territories; (c) termination upon 30 days’ notice and; (d) no maximum purchase requirements and sales goals to be mutually agreed, or in default, $1,000,000 per territory. The Company plans on assisting in the training of its U.S. distributors and manufacturers representatives in the safe installation and use of its products.  The Company has, as of July 2, 2008, hired, on a probationary basis, a National Sales Manager to prepare the Company for the sale of its product.  The National Sales Manager is also responsible for, among other duties, hiring regional sales representatives, appoint additional manufacturer’s representatives, establish and train a sales and marketing staff and develop and distribute sales and marketing information to the market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Going Forward

The Company has established relationships with a contract manufacturer Electrosem, LLC, to produce its FORTIS™ line of products.  Electrosem has recently passed a site inspection by Intertek Testing Services and is thus authorized to mark Skye products with the  ETL safety mark evidencing compliance of the products with UL Standard 499.  Despite commencing commercial production late in late 2008, the Company expects that it may take up to one year for the production design and processes to stabilize and all cost reductions to be effectively implemented.

The Company has also continued to focus development efforts on the commercialization of its new Paradigm™  technology.  Although we have been very excited about the functionality that the Paradigm™ technology offers, we have not been successful in developing a cost effective means to commercialize the technology into a consumer product line. We are currently engaged in a joint engineering and product development project with a critical supplier to jointly complete the engineering and commercialization process, and then subsequently the engineering for manufacturing phase. In the event we are successful in concluding the engineering phases of this project, the Company expects that it will have first delivery of prototype product utilizing the Paradigm™ technology by late 2008 or early 2009, with commercial availability in 2009. The Company has made significant progress towards the completion of a commercial design for a product to be marketed as the HotSpot™, however, as we have not yet completed the engineering phase of the project there can be no assurance that we will be successful in developing a commercialized product for that will be available for sale and distribution within a reasonable period of time.

Access to capital remains one of the most pressing considerations for the Company. Although we have been successful in the past in raising capital to fund Company operations, such funds were not sufficient to provide adequate working capital to meet the needs of the Company. As such, the Company has continued to fund operations with loans from, and equity private placements made to, the Company’s related party directors and others.  In order to execute our business strategy, the Company must raise in excess of $3 million over the next 12-month period in order to fully execute our current production and business plan. There can be no assurance that we will be able to raise such additional funding by way of either new debt or equity, and, in the event we are unable to raise the funds necessary to fund our business plan, it will be necessary to curtail such plans and this could have a detrimental impact on our business. Management believes that, in order to properly exploit the introduction of both the FORTIS™  and Paradigm™  HotSpot™ technologies, it will be necessary that we be positioned not only as a quality supplier of products, but that we also be able to supply a sufficient volume of product to meet wholesale demand. We believe that, relative to the wholesale market, there is a very high expectation that product be available in a timely fashion when ordered. In order to meet this expectation, we must be capable of not only producing our products in sufficient volume, but expand our management team, corporate infrastructure, and working capital base. These goals all require additional capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

Over the balance of the year we will continue to focus our efforts on initiating production of the FORTIS™ product line and in getting it into the market to be sold. We will continue to develop the HotSpot™ product line and deliver such products for the required UL 499 safety compliance testing.  We will continue also to develop our markets and train installers and field service personnel in cooperation with our appointed manufacturer’s representatives. This is no small task and it will require a significant investment of capital, as well as a greatly expanded staff in order to execute the business plan resulting in effective sales and service of the FORTIS™ product line.

Over the balance of 2008, we will continue to focus on completing the Paradigm™ technology and developing a suite of products utilizing this powerful technology. While Paradigm™ will require a significant investment of time and capital in order to yield a line of marketable products, we are confident that products based on this technology will be amongst the most efficient and technologically advanced in the market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Revenues
For the six months ended June 30:	2008	2007	Increase/(decrease)
			$	%
Revenue	$47,339	$0	$47,339	100

Revenues for the second quarter ended June 30, 2008 were $23,589, compared to revenues of $0 for the three months ended June 30, 2007. Revenues for the six-month period were $47,339 as compared to revenues of $0 in the same period ended in 2007. The Company recorded its first revenues from the commercial sales of its FORTIS™ product line in late March
2008, however, commercial volumes of product sales are not expected until late third quarter 2008.  Revenues recorded are for product sold, shipped and for which payment was received during the quarter.

General and Administrative expenses
For the three months ended June 30:	2008	2007	Increase/(decrease)
			$	%
General & Administrative expenses	$661,293	$170,799	$490,494	287

General and administrative expenses increased by $490,494 during the three-month period ended June 30, 2008 as compared to the same period in 2007 reflecting the fact that the Company had begun to staff up for business operations, including the payment of rent for its 2,189 square foot leased premises in Scottsdale, Arizona, as well as the addition of administrative, legal, marketing and sales personnel during the period.  During the six-month period ended June 30, 2008, general and administrative expenses increased $587,384 over the comparable period during 2007. The Company also incurred $351,808 in consulting and legal expenses associated with the value of shares issued to consultants for services and legal services performed. General and Administrative expenses are likely to continue to escalate as the Company continues to expand its sales and marketing presence, and as we add more operational and administrative personnel, and professional assistance with our continued efforts to execute our business plan and market our products.

Total Operating Expenses
For the three months ended June 30:	2008	2007	Increase/(decrease)
			$	%
Total operating expenses	$693,570	$709,015	$(15,445)	2

Overall operating expenses during the quarter ended June 30, 2008 decreased marginally by approximately 2% despite additional costs incurred in connection with the addition of sales and marketing personnel, as well as the addition of certain administrative personnel.  During the six-month period ended June 30, 2008 overall operating expenses increased by 2% as compared to the six-month period ended June 30, 2007.  The marginal increase is mostly attributable to legal fees to conclude much of the Company’s outstanding litigation. During the quarter the Company also incurred costs in connection with sales and marketing initiatives targeted towards the wholesale market for the Company’s FORTIS™ product line. Legal and professional fees declined $519,349 or 97% as compared to the same period in the prior year, and research and development expenses also increased by $12,535 from the three-month period ended June 30, 2007 reflecting the near completion of research and development activities in connection with the FORTIS™ product line.  Research and Development expenses are again expected to increase in the successive quarters of  2008 as the Company emphasizes the completion of the Paradigm™ engineering project and moves to commercialize the HotSpot™ product line as well as other product lines utilizing the Paradigm™ technology.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loss from Operations
For the three months ended June 30:	2008	2007	Increase/(decrease)
			$
Net Income (Loss)	$605,183	$(760,957)	$1,366,140

The net income for the three months ended June 30, 2008 was $605,183 which is a reversal from the loss recorded in the June 30, 2007 period of ($760,957). During the six-month period ended June 30, 2008 the Company recorded a gain of $838,473 which is a reversal from a loss recorded in the comparable six-month period in 2007 of ($965,987). The income in 2008 was the result of a gain on extinguishment of debt of $1,823,954 as more fully explained in Note 3 of the Notes to the Financial Statements. Excluding this onetime gain the Company would have incurred a loss of $985,481 for the six months ended June 30, 2008. The Company recorded its first revenues from the sale of FORTIS™ product in the period ended March 31, 2008 and further revenues are likely to continue throughout the fiscal year as the Company anticipates commercial production of the FORTIS™ product line during the latter part of the third quarter 2008.

The Company recorded an increase in interest expense of $60,291 for the six-month 2008 period.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements primarily through issuances of common stock and debt and most of these transactions were with related parties. As we continue our activities, we will likely continue to experience net negative cash flows from operations, pending receipt of significant revenues.  Throughout the entire fiscal year 2007, and continuing through June 30, 2008 all of the Company’s cash needs were met through loans advanced to the Company by certain of its related party directors and other third parties.

At June 30, 2008, our working capital deficit was $556,373, as compared to $3,316,616 at December 31, 2007.  The improvement was due primarily to the debt extinguishment of $1,823,954 and the repayment of related party debt of $857,133 through the issuance of 3,018,150 shares of common stock.

Net cash change for the six months ending June 30, 2008 was a decrease of $15,055 as compared to a decrease of $5,384 for June 30, 2007 period.  Net cash used in operating activities was $514,255 for the six months ended June 30, 2008, as compared to $212,251 for the same six-month period ended in 2007 reflecting greater expenditures in connection with an expansion of administrative costs, as well as the addition of sales and marketing functions in connection with the marketing of the Company’s FORTIS™ product line.  Cash provided by financing activities increased during the six-months ended June 30, 2008 to $522,125 from $212,461 as recorded in the same period in 2007.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2007, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $13,697,997 and working capital deficit of $556,373 as of June 30, 2008.  We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

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

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 6% restocking charge.  After the 30 days, we provide a five-year warranty on replacement of parts.  The tank chamber is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  We defer a portion of the revenue as would generally be required for post-contract customer support arrangements under SOP 97-2.  Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty.  As of June 30, 2008, a total of $42,913 in refunds and warranty allowances were recorded against product sales.

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

Research and Development.  Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $21,334 and $30,000 during the six months ended June 30, 2008 and 2007, respectively.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were ineffective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of timely recording of transactions, supporting documentation and sufficient analysis of the application of U.S. GAAP to transactions, including but not limited to equity transactions. During the three months ended June 30, 2008, there was no change in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since the Company’s quarterly report on Form 10Q for the period ended March  31, 2008 until the date of this Report, there have been no actions initiated, terminated or that have resulted in material changes from the status as reported for such period other than in connection with the Envirotech Bankruptcy matter detailed below:

Envirotech Bankruptcy – Material Change:  Envirotech Systems Worldwide Inc. filed a voluntary petition into Chapter 7 Bankruptcy on June 24, 2008 in the Bankruptcy Court for the District of Arizona. The matter was assigned case number 2:08-bk-07554.  The trustee assigned by the Bankruptcy Court in the matter is: S. William Manera, Trustee of P.O. Box 44350 Phoenix, AZ 85064.  The meeting of creditors in the matter is scheduled for July 31, 2008.  All pending litigation and collections of prior judgments against Envirotech have been stayed by the filing of the chapter 7 bankruptcy proceedings.

Envirotech – Sanctions Minute Entry: On May 2, 2008 the court issued sanctions against Envirotech, Skye, Valeo and their principals in the amount of $40,000 in connection with the prior Chapter 11 proceedings.  The Company and certain of the principals and third parties have filed motions to reconsider and objections to jurisdiction with respect to the individuals and parties other than Envirotech. The motions and the objections have not yet been heard by the Bankruptcy Court as of the date of this Report.

Papazian Suit. The Company has settled the lawsuit involving former director William Papazian that was previously pending in Maricopa County Superior Court under case number: CV2007- 002890. The Company agreed to pay Mr. Papazian legal fees and settlement costs totaling $175,000.

ITEM 1A	RISK FACTORS

Our future existence remains uncertain and the report of our independent registered public accounting firm on our December 31, 2007 financial statements contain a “going concern” qualification.

The report of the independent registered public accounting firm on our financial statements for the years ended December 31, 2007 and 2006, includes an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations, we require substantial additional financing, we are subject to significant and costly litigation and we need to continue the development and marketing of our products. Ultimately we need to generate additional revenues and attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will ever be able to develop commercially viable products or an effective marketing system. Even if we are able to develop commercially viable products, there is no assurance that we will ever be able to attain profitable operations.

We have incurred losses and may continue to incur losses in the future.

At June 30, 2008, our accumulated deficit was $13,697,997. We have not been able to generate enough revenues to cover our expenses and have survived only by raising funds through the sale of debt and equity securities. We must continue to raise funds in the near future to continue operations. While management has been successful in the past in raising these funds, there is no assurance that management will be successful in raising sufficient funds to continue operations and thus the Company may fail.

Limited Capital and Need for Additional Financing.

The Company does not have sufficient capital to execute its existing business plan and until the Company has achieved a sales and net margin level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  We believe that current cash on hand and the other sources of liquidity will not be sufficient enough to fund our anticipated expansion of operations through fiscal 2008. We anticipate that we will require up to approximately $3,000,000 to fund our anticipated expansion of operations over the next twelve months. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy.

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

ITEM 1A	RISK FACTORS - continued

The markets for our products are highly competitive and revenues could decline if we are unable to respond to competition.

Our products are sold in highly competitive markets and we compete based on product design, quality of products and services, product performance, maintenance costs, and overall price. We compete with manufacturers and distributors located in the United States and throughout the world. Some of our competitors have greater financial, marketing, manufacturing, and distribution resources than we do. We cannot assure that our products and services will compete successfully with those of our competitors or that we will be able to acquire a strong customer base to establish profit margins. These risks could materially and adversely affect our financial condition, results of operations, and cash flows.

Our products are sold to new residential and commercial construction so our operations could be adversely affected by a decline in residential and commercial construction.

Our products are marketed and sold to new residential and commercial construction. The strength of residential and commercial construction depends on new housing starts and business investment, which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Downturns in these markets could result in lower revenues and lower profitability. New housing starts declined in 2006, which have continued through 2008 and the pace may continue at lower levels than previously expected or decline further.

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

Risks Relating To Our Common Stock

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment in the limited market which has developed for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

ITEM 1A	RISK FACTORS - continued

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. As of the date of this filing, we have one late filing reported by FINRA.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter ended June 30, 2008, the Company engaged in the following sales or issuances of equity during the period:

Equity Private Placements and Debt for Equity Exchange:  The Company issued (1) 1,597,656 new common shares at $0.32 per new common share for gross cash proceeds to the Company of $511,250, and (2) 3,018,150 new common shares as payment of debt for equity of an amount totaling $857,133.

Common Shares for Legal Fees and Design Services:  The Company issued 471,699 new common shares to extinguish accrued legal fees and design fees totaling $351,808.  Of such issued new common shares, 455,574 were issued at $0.80 per new common share (187,500 new common shares of which had been reported as issued during the period ended March 31, 2008 but were not, in fact, issued until the period ended June 30, 2008) and 16,125 were issued at $0.37 per new common share.

Director’s Fees:  As a part of the Company’s Director Compensation Plan, directors were each issued 12,500 new common shares at $0.80 per new common share for services during the second quarter ended June 30, 2008, as well, an additional 37,500 new common shares were issued to each director for services rendered to the Company during the prior three quarters.  As such, a total of 250,000 new common shares in payment of Director Fees of $200,000 were issued during the second quarter ended June 30, 2008.

We believe the issuance of the shares listed in this Item 2 are exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and reports filed under the Securities Exchange Act of 1934. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Funds received by the Company of $191,250 received from private placements made during the second quarter ended June 30, 2008 were expended during the period for research and development costs, parts and components costs and other general operating purposes.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The Company filed a Certificate of Dissolution of its subsidiary Valeo Industries, Inc. on June 26, 2008 with the Nevada Secretary of State.  As of the date of dissolution, Valeo had no assets and no payables other than intercompany amounts.  Valeo was created in 2006 to engage in product manufacturing for the Company.  Because the Company has decided to proceed as a “fabrication free” entity, Valeo was no longer required and thus dissolved.

As a part of an ongoing review of the need to maintain corporate subsidiaries, the Company has elected to not file requisite documents with the Arizona Corporations Commission (the “ACC”) needed to rehabilitate the corporate status of Envirotech Systems Worldwide, Inc. and ION Tankless, Inc.  Accordingly, Envirotech (now in Chapter 7 Bankruptcy proceedings) was administratively dissolved by the ACC on February 15, 2007 and ION Tankless was administratively dissolved by the ACC on March 28, 2008.  Envirotech has no meaningful assets other than a single patent over which the Company has a secured position.  ION Tankless had several issued patents, all of which have been assigned to the Company in exchange for the extinguishment of intercompany debt.  The accounting effect of the Envirotech bankruptcy and the Valeo and ION Tankless dissolutions have been fully reflected in the financial statements contained in this Report.

ITEM 6.	EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc. (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless systems Worldwide, Inc. (5)
3.6	Certificate of Change Pursuant to NRS 78.209 (6)
3.7	Certificate of Correction (6)
3.8	Bylaws, as Amended (7)
10.1	2003 Stock Incentive Plan (8)
10.2	2003 Stock Incentive Plan (9)
10.3	2005 Stock Incentive Plan (10)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc. and Skye International, Inc. (11)
10.5	Consulting Agreement between Skye International, Inc. and Sundance Financial Corp., including amendments (5)
10.6	Consulting Agreement between Skye International, Inc. and Digital Crossing, LLC, including amendments (5)
10.7	Stock Option Agreement between Skye International, Inc. and Sundance Financial Corp., including amendments (5)
10.8	Stock Option Agreement between Skye International, Inc. and Digital Crossing, LLC, including amendments (5)
10.9	Personal Services Consulting Agreement between Skye International, Inc. and Gregg Johnson (5)
10.10	Convertible notes to Ted Marek (12)
10.11	Convertible notes to Perry Logan (12)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003.
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005, filed July 11, 2006.
(6)	Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K, filed May 20, 2008.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111-348, filed December 19, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006.
(12)	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYE INTERNATIONAL, INC.

Date: July 17, 2008	By:	/s/ Perry Logan
Perry Logan
Chief Financial Officer