Form 10KSB/A
period 2007-12-31
SKYE INTERNATIONAL, INC
filed 2008-09-17
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB /A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

Commission File Number: 000-27549

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common  equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $1,866,092 as of April 10, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  42,539,797 shares as of April 10, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes☐  No ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-KSB for the fiscal year ended December 31, 2007, as originally filed with the SEC on April 15, 2008, to (1) correct our file number found on the cover page, (2) revise Item 8A to report on management’s assessment of internal control over financial reporting, and (3) file a revised certification by our principal executive and principal financial officer.

This Amendment No. 1 continues to speak as of the date of the original Form 10-KSB for the fiscal year ended December 31, 2007 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-KSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB on April 15, 2008.

PART II
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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of September 17, 2008.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 17, 2008.

As of December 31, 2007, the Company determined that it had a deficiency in internal controls over the application of current US GAAP principles originating in 2004 when an effective review of the Balance Sheet was not performed. As a result of the ineffective review, errors in the year-end 2004 were not detected prior to the issuance of the annual 2004 consolidated financial statements. This control deficiency resulted in the restatement of our annual 2004 consolidated financial statements as set forth in Form 10-KSB/A filed June 14, 2006. Management concluded that this and other control deficiencies constituted a material weakness that continued throughout 2005, 2006 and 2007.

During the 2008 fiscal year, the Company implemented a new secure accounting system, separated internal responsibilities for accounting, record keeping, check writing and reconciliation between different parties with the Company and also adopted various policies and procedures designed to implement the Integrated Framework issued by COSO.  These actions constituted changes in the Company’s internal control over financial reporting that are reasonably likely to affect the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 13.     EXHIBITS

Regulation S-B

Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc. (5)
3.6	Bylaws, as Amended (6)
10.1	2003 Stock Incentive Plan (7)
10.2	2003 Stock Incentive Plan #2 (8)
10.3	2005 Stock Incentive Plan (9)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc., and Skye International, Inc. (10)
10.5	Consulting Agreement between Skye International, Inc., and Sundance Financial Corp, including amendments (5)
10.6	Consulting Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments (5)
10.7	Stock Option Agreement between Skye International, Inc., and Sundance Financial Corp., including amendments (5)
10.8	Stock Option Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments (5)
10.9	Personal Services Consulting Agreement between Skye International, Inc., and Gregg C. Johnson #(5)
10.11	Convertible notes to Ted Marek (13)
10.12	Convertible notes to Perry Logan (13)
14.1	Code of Ethics (14)
16.1	Letter from Shelley International, CPA (11)
16.2	Letter from Semple & Cooper, CPA (12)
21.1	Subsidiaries of Skye International, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer *
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer *

* Filed with this Annual Report
# Relates to executive compensation

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(7)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K/A, filed March 7, 2006.
(12)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K/A, filed June 15, 2006.
(13)	To be filed by amendment.
(14)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYE INTERNATIONAL, INC.

Date: September 17, 2008	/s/ Perry Logan
Perry Logan
Title Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Perry Logan	Chief Executive Officer, Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	September 17, 2008
Perry Logan

/s/ Mark D. Chester	Director and Chairman	September 17, 2008
Mark D. Chester

/s/ Perry D. Logan	Director	September 17, 2008
Perry D. Logan

/s/ Thadeus (Ted) F. Marek	Director, Secretary and Treasurer	September 17, 2008
Thadeus (Ted) F. Marek

/s/ Wesley G. Sprunk	Director	September 17, 2008
Wesley G. Sprunk