Form 10-Q
period 2008-09-30
SKYE INTERNATIONAL, INC
filed 2008-10-16
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 13,307,209 shares of Common Stock, $0.001 par value, as of September 30, 2008 (after giving effect to the four old common shares for one new common share reverse stock split).

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$93,006	$35,331
Accounts Receivable	2,001	-
Inventory	312,780	119,668
Prepaid Expenses	236,539	82,510

Total Current Assets	644,326	237,509

EQUIPMENT, NET	79,358	46,754

OTHER ASSETS
Patents	11,662	-
Deposits	2,460	2,460

Total Other Assets	14,122	2,460

Total Assets	$737,806	$286,723

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$256,242	$1,227,923
Accrued Expenses	45,386	206,231
Notes Payable - Related Parties	462,868	1,905,763
Accrued Interest Payable	163,603	76,267
Warranty Accrual	43,244	34,570
Customer Deposits	-	103,371
Total Current Liabilities	971,343	3,554,125

LONG-TERM LIABILITIES
Convertible Notes Payable, net	18,686	-

Total Liabilities	990,029	3,554,125

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 25,000,000 shares
authorized at $0.001par value;
Issued and outstanding 13,307,209 and
7,481,813 shares, respectively	13,307	7,482
Common Stock Subscribed	-	108,675
Additional Paid in Capital	13,799,675	11,152,911
Accumulated Deficit	(14,065,205)	(14,536,470)

Total Stockholders' Equity (Deficit)	(252,223)	(3,267,402)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$737,806	$286,723

The accompanying notes are an integral part of these statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Product Sales	$6,142	$-	$53,423	$-
Other Income	-	-	58	-

Total Revenues	6,142	-	53,481	-

Cost of Goods Sold	4,623	-	39,623	-

Gross Profit	1,519	-	13,858	-

EXPENSES
Legal and Professional	156,056	154,476	239,170	548,966
General and Administrative	123,794	153,381	904,743	346,947
Research and Development	18,811	284,095	40,145	616,210
Advertising and Marketing	21,209	-	24,951	-
Depreciation	3,231	2,480	9,175	8,002

Total Expenses	323,101	594,432	1,218,184	1,520,125

Net (Loss) from Operations	(321,582)	(594,432)	(1,204,326)	(1,520,125)

OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	10,000	-	1,833,954	2,153
Interest Expense	(55,626)	(36,068)	(158,363)	(78,515)

Total Other Income (Expense)	(45,626)	(36,068)	1,675,591	(76,362)

Net Income (Loss) before Income Taxes	(367,208)	(630,500)	471,265	(1,596,487)

Income Tax Expense	-	-	-	-

NET INCOME (LOSS)	$(367,208)	$(630,500)	$471,265	$(1,596,487)

Basic and diluted income (loss) per common share	$(0.03)	$(0.09)	$0.05	$(0.25)

Weighted Average Number of Common
Shares Outstanding	11,728,872	6,670,986	10,272,523	6,285,643

The accompanying notes are an integral part of these statements.

Skye International, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(unaudited)

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2006	5,405,561	$ 5,406	$ 108,675	$ 9,272,525	$ (12,527,800)	$ (3,141,194)

Common stock issued for related party services	147,750	148		154,562		154,710
Common stock issued for consulting services	1,635,752	1,636		1,421,186		1,422,822
Common stock issued for debt	27,500	28		18,872		18,900
Common stock issued for cash	265,250	265		285,765		286,030
Net (Loss)					(2,008,670)	(2,008,670)

Balance December 31, 2007	7,481,813	7,482	108,675	11,152,910	(14,536,470)	(3,267,403)

Common stock issued for related party services	62,500	62		49,938		50,000
Common stock issued for consulting services	659,199	659		519,710		520,369
Common stock issued for cash	1,597,656	1,598		509,652		511,250
Common stock issued for related party debt	3,506,104	3,506	-108,675	1,167,465		1,062,296
Beneficial conversion feature				400,000		400,000
Fractional shares cancelled in reverse stock split	-63
Net Income					471,265	471,265

Balance September 30, 2008	13,307,209	$ 13,307	$ -	$ 13,799,675	$ (14,065,205)	$ (252,223)

The accompanying notes are an integral part of these statements.

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2008	2007

Operating Activities

Net Income (Loss)	$471,265	$(1,596,487)
Gain on Extinguishment of Debt	(1,833,954)	-
Depreciation Expense	9,175	8,002
Amortization of Discount on Notes Payable	3,333	-
Shares and options issued for services rendered	570,368	1,392,089
Changes in assets and liabilities:
Inventory	(193,112)	64,042
Accounts Receivable	(2,001)	-
Prepaid Expense	(154,029)	14,000
Deposits	-	(2,460)
Accrued Interest Payable	87,336	11,125
Accounts Payable and Accrued Expenses	606,731	(393,671)

Net Cash (Used) by Operating Activities	(434,888)	(503,360)

Investing Activities

Payment for Patents	(11,662)	-
Purchase of Assets	(41,779)	(5,594)

Net Cash (Used) by Investing Activities	(53,441)	(5,594)

Financing Activities

Proceeds from Common Stock	511,250	-
Repayment of Notes Payable	(394,474)	-
Proceeds from Notes Payable	429,228	508,622

Net Cash Provided by Financing Activities	546,004	508,622

Net Increase/(Decrease) in Cash	57,675	(332)

Cash, Beginning of Period	35,331	8,672

Cash, End of Period	$93,006	$8,340

Supplemental Information:
Income Taxes	$-	$-
Interest Expense	$64,270	$42,444

Non Cash Financing Activities:
Common Stock Issued for Debt	$1,170,971	$100,000

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Financial Statements
September 30, 2008 (unaudited)

NOTE 1 -           CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 -           GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $14,065,205 at September 30, 2008 which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 -           GAIN ON THE EXTINGUISHMENT OF DEBT

During the nine months ended September 30, 2008, the Company determined that the statute of limitations under the laws of the state of Arizona had expired on certain debts previously carried on its financial statements. Also two of the Company’s subsidiaries were involuntarily dissolved by the state of Arizona and ceased to be consolidated with the Company. A third subsidiary filed chapter 7 bankruptcy and its debts were discharged by the bankruptcy court. Accordingly, the Company recognized a gain of $1,833,954 for the extinguishment of those debts.

NOTE 4 -           SIGNIFICANT EVENTS

During the three months ended September 30, 2008, the Company issued 448,500 shares of its common stock to directors at $0.32 per share for debt. During the three months ended September 30, 2008 the Company issued 39,454 shares of its common stock at $0.80 per share for debt. During the three months ended September 30, 2008 the Company recorded contributed capital of $25,000 for related party debt.

The Company’s common stock was reverse split on a 1 share for 4 shares basis effective May 16, 2008. The financial statements have been restated to reflect the reverse stock split on a retro-active basis.

NOTE 5 -           INVENTORY

The Company contracts with several third parties to manufacture Fortis unit sub and final assemblies. Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value of $312,780 at September 30, 2008.   Parts and materials purchased for development and testing are directly expensed to Research and Development.

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

Plan of Operation.

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of electronic, tankless and point-of-use water heaters. The Fortis™, Paradigm™ and HeatWave™ product lines, as well as future product lines, are expected to be sold primarily through manufacturer’s representatives in the wholesale market.

Liquidity and Capital Resources.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of debt and common stock and cash generated from our limited operations. As we continue our activities, we will continue to experience net negative cash flows from operations, pending receipt of significant revenues that generate a positive sales margin.  Commencing in the first quarter of 2007 and continuing throughout the third quarter of 2008, all of the Company’s cash needs were met through loans advanced to the Company by certain of its directors, as well as private placements of common stock to third parties.

The Company expects that additional operating losses will occur until net margins gained from sales revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional funds to continue commercial production of the FORTIS™, to tool up for production of the Paradigm™, to commence distribution of the HeatWave™ product line, and to fully implement its marketing plans.  Additionally, the Company will also require further development funds in order to engineer additional product lines utilizing the patented Paradigm™ technology. We anticipate obtaining additional financing to fund operations through common stock offerings, debt offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

As of December 31, 2007 and continuing through September 30, 2008, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements; which will require additional capital generated from the sale of common stock, the sale of preferred stock, or debt financing. Recent global events, as well as domestic economic factors, have recently limited the access of many companies to both debt and equity financings. As such, no assurance can be made that financing will be available, or available on terms acceptable to the Company, and, if available, it may take either the form of debt or equity. In either case, any financing will have a negative impact on our financial condition and will likely result in an immediate and substantial dilution to our existing stockholders.

Executive Summary

The Company’s business is the design production, marketing and sale of consumer appliances. Skye’s premier consumer product is the FORTIS ™, a new series of electric tankless water heater. Skye markets the FORTIS ™ tankless water heater through an established and growing list of manufacturer’s representatives located in many states across the United States. On the heels of FORTIS™ will be a new suite of products that will incorporate Skye’s innovative technology that Skye refers to as Paradigm™ technology. This technology ushers in an entirely new method of heating water that is both fast and extremely efficient. The primary application for the Paradigm™ technology will be for the point-of-use instantaneous water heating market. Skye is currently working to commercialize this technology into a suite of products that can be used in homes across North America and Europe.  Additionally, the Company also expects to commence marketing in the near term, a new line of commercial point-of-use water heaters to be branded under the “HeatWave™” name.  This powerful and efficient infrared water heater delivers heated water in less than three seconds.  The Company expects the HeatWave™ product line to provide a new level of functionality to commercial users.

The Company’s success is dependent upon its ability to attract high quality distributors and manufacturer’s representatives to market its products. To date, the Company has been able to attract distributors and manufacturer’s representative groups with a solid track record selling tankless water heating devices to home builders and the wholesale plumbing trade. As of September 30, 2008, the Company has entered into contracts with a number of manufacturer’s representatives located in states across the Southwest and Southeast of the U.S. Although existing agreements are currently under review by management, the current major terms of the contracts are: (a) distributors receive a graduated discount based on volume with the greatest discount being 35%, and 7% commissions to manufacturer’s representatives; (b) non-exclusive territories; (c) termination upon 30 days’ notice and; (d) no maximum purchase requirements and sales goals to be mutually agreed, or in default, $1,000,000 per territory. The Company plans on assisting in the training of its U.S. distributors and manufacturers representatives in the safe installation and use of its products.  The Company has hired a National Sales Manager to prepare the Company for the sale of its products.  The National Sales Manager is also responsible for, among other duties, hiring regional sales representatives, appointing additional manufacturer’s representatives, establishing and training a sales and marketing staff and developing and distributing sales and marketing information to the market.  The Company anticipates hiring a Vice President of Sales and Marketing at some point in the future as need dictates.  This position will be responsible for overseeing the overall sales and marketing efforts of the Company, and also responsible for ensuring Skye product placement in the wholesale channel.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Going Forward

The Company has established relationships with a contract manufacturer, Electrosem, LLC, to produce its FORTIS™ line of products.  Electrosem has recently passed a site inspection by Intertek Testing Services and is thus authorized to mark Skye products with the ETL safety mark evidencing compliance of the products with UL Standard 499.  Despite commencing commercial production late in October 2008, the Company expects that it may take up to one year for the production design and processes to stabilize and all cost reductions to be effectively implemented.

The Company is currently engaged in a joint engineering and product development project with a critical supplier to jointly complete the engineering and commercialization process, and then subsequently the engineering for manufacturing phase for a suite of point-of-use water heating products utilizing the patented Paradigm™ technology. The Company expects that it will have first delivery of prototype products utilizing the Paradigm™ technology by late October 2008, and thereafter, the Company will seek to obtain a safety certification of this product pursuant to the UL499 standard. As of the date of this Report, the Company has made significant progress towards the completion of a commercial design and prototype for a point-of-use application, however, as we have not yet completed the engineering phase of the project, there can be no assurance that we will be successful in developing a commercialized product or that it will be available for sale and distribution within a reasonable period of time.

In late August 2008, the Company reached an agreement with an original equipment manufacturer to produce a line of infrared point-of-use water heaters that are expected to be sold in the commercial wholesale channel.  This new suite of Skye products are expected to be marketed under the HeatWave™ brand and it is anticipated that such products will be ready for market introduction during the first quarter of 2009 pending a final evaluation and safety certification under Ul 499.  Intended specifically for the commercial market, the Company expects that the HeatWave™ product line will provide a viable alternative to existing product offerings utilizing standard immersion heating elements.  With its industry leading ability to deliver heated water in less than three seconds and with an efficiency rating of almost 100%, the Company believes many commercial customers will be enticed by the new level of functionality the HeatWave™ is expected to offer.

Access to capital remains one of the most pressing issues for the Company. Although we have been successful in the past in raising capital to fund Company operations, such funds were not sufficient to provide adequate working capital to meet the needs of the Company. As such, the Company has continued to fund operations with loans from, and equity private placements made to, the Company’s directors and others.  In order to execute our business strategy, the Company must raise in excess of $3 million over the next 12-month period in order to fully execute our current production and business plan. Although the Company recently concluded a private convertible debenture financing whereby the Company is entitled to borrow up to $1.5 million, only $400,000 has been drawn to date.  Given current economic conditions and the increased difficulty many companies are experiencing when attempting to access either the public or private equity/debt markets, there can be no assurance that the Company will be able to raise such additional funding by way of either new debt or equity, and, in the event we are unable to raise the funds necessary to fund our business plan, it will be necessary to curtail such plans and this could have a detrimental impact on our business.

Management believes that, in order to properly exploit the introduction of its product lines, it will be necessary that we be positioned not only as a quality supplier of products, but that we also be able to supply a sufficient volume of product to meet wholesale demand on a timely basis. In order to meet this expectation, we must be capable of not only producing our products in sufficient volume, but expand our management team, corporate infrastructure, and working capital base. These goals all require additional capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

Over the balance of the year we will continue to focus our efforts on expanding production of the FORTIS™ product line and in getting it into the market to be sold. We will continue to develop products utilizing our patented Paradigm™ technology and deliver such products for the required UL 499 safety compliance testing.  Additionally we will work to develop a strong network for the sale and distribution of our newly acquired HeatWave™ line of products. We will continue to develop our markets and train installers and field service personnel in cooperation with our appointed manufacturer’s representatives. This is no small task and it will require a significant investment of capital, as well as a greatly expanded staff in order to execute the business plan resulting in effective sales and service of our product lines.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Revenues
For the three months ended September 30:	2008	2007	Increase/(decrease)
			$	%
Revenue	$6,142	$0	$6,142	100

Revenues for the third quarter ended September 30, 2008 were $6,142, compared to revenues of $0 for the three months ended September 30, 2007. Revenues for the nine-month period were $53,481 as compared to revenues of $0 in the same period ended in 2007. The Company recorded its first revenues from the commercial sales of its FORTIS™ product line in late March 2008, however, commercial volumes of product sales are not expected until late October 2008.  Revenues recorded are for product sold, shipped and for which payment was received during the quarter.

General and Administrative expenses
For the three months ended September 30:	2008	2007	Increase/(decrease)
			$	%
General & Administrative expenses	$123,794	$153,381	$(29,587)	(19.29)

General and administrative expenses decreased by $29,587 during the three-month period ended September 30, 2008 as compared to the same period in 2007 as the Company maintained operations, including sales and marketing initiatives as it prepared for commercial volumes of saleable product in October 2008.  During the nine-month period ended September 30, 2008, general and administrative expenses increased $557,796 over the comparable period during 2007. The Company also incurred $156,056 in consulting and legal expenses associated with the value of cash and shares issued to consultants for services and legal services performed. General and Administrative expenses are likely to continue to escalate as the Company continues to expand its sales and marketing presence, and as we add more operational and administrative personnel, and professional assistance with our continued efforts to execute our business plan and market our products.

Total Operating Expenses
For the three months ended September 30:	2008	2007	Increase/(decrease)
			$	%
Total operating expenses	$323,101	$594,432	$(271,331)	(45.65)

Overall operating expenses during the quarter ended September 30, 2008 decreased by $271,331 or approximately 45% despite additional costs incurred in connection with the addition of sales and marketing personnel, as well as the addition of certain administrative personnel.  The decrease in total operating expenses during the three-month period reflected an overall decline in costs associated with on-going litigation. During the nine-month period ended September 30, 2008 overall operating expenses decreased by $301,941 as compared to the nine-month period ended September 30, 2007.  The decrease is mostly attributable to a reduction in litigation expenses during the period. During the quarter the Company also incurred costs in connection with sales and marketing initiatives targeted towards the wholesale market for the Company’s FORTIS™ product line. Although legal and professional fees remained relatively constant as compared to the same period in 2007, on a nine month comparative basis legal and professional fees declined by $309,796 as compared to the same period in the prior year, and research and development expenses also decreased significantly by $265,284 from the three-month period ended September 30, 2007 reflecting the near completion of research and development activities in connection with the FORTIS™ product line.  Research and Development expenses are again expected to increase in 2009 as the Company emphasizes the completion of the Paradigm™ engineering project and moves to commercialize the product lines utilizing the Paradigm™ technology.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Loss from Operations
For the three months ended September 30:	2008	2007	Increase/(decrease)
			$
Net Income (Loss)	$(367,208)	$(630,500)	$(263,292)

The net loss for the three months ended September 30, 2008 was ($367,208) which is a 41.76% decline in the loss recorded in the September 30, 2007 period of ($630,500). During the nine-month period ended September 30, 2008 the Company recorded net income of $471,265 which is a reversal from a loss recorded in the comparable nine-month period in 2007 of ($1,596,487). The income in 2008 was the result of a gain on extinguishment of debt of $1,833,954 as more fully explained in Note 3 of the Notes to the Financial Statements. Excluding this one-time gain the Company would have incurred a loss of $1,362,689 for the nine months ended September 30, 2008. The Company recorded its first revenues from the sale of FORTIS™ product in the period ended March 31, 2008 and further revenues are likely to be recorded as a result of commercial production commencing late October 2008.

The Company recorded an interest expense of $158,363 for the nine-month 2008 period, an increase of $79,848 from $78,515 recorded in the same nine-month 2007 period.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements primarily through issuances of common stock and debt and most of these transactions were with related parties. As we continue our activities, we will likely continue to experience net negative cash flows from operations, pending receipt of significant revenues.  Throughout the entire fiscal year 2007, and continuing through September 30, 2008 all of the Company’s cash needs were met through loans advanced to the Company by certain of its directors and other third parties.

At September 30, 2008, our working capital deficit was $327,017, as compared to $3,316,616 at December 31, 2007.  The improvement was due primarily to the debt extinguishment of $1,833,954 and the repayment of related party debt of $857,133 through the issuance of 3,018,150 shares of common stock, repayment of fees due to an employee and consultant of $148,600 through the issuance of 448,500 shares of common stock and the repayment of $53,000 in related party loans.  As of September 30, 2008 the principal balance of related party loans to the Company was $462,868.

Net cash change for the nine months ending September 30, 2008 was an increase of $57,675 as compared to a decrease of $332 for September 30, 2007 period.  Net cash used in operating activities was $434,888 for the nine months ended September 30, 2008, as compared to $503,360 for the same nine-month period ended in 2007 reflecting a slight decline in operating expenses in the comparative periods mostly related to decreased litigation costs.  Cash provided by financing activities increased slightly during the nine-months ended September 30, 2008 to $546,004 from $508,622 as recorded in the same period in 2007.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2007, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $14,065,205 and working capital deficit of $327,017 as of September 30, 2008.  We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

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

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 6% restocking charge.  After the 30 days, we provide a five-year limited warranty on replacement of parts.  The tank chamber is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  We defer a portion of the revenue as would generally be required for post-contract customer support arrangements under SOP 97-2.  Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty.  As of September 30, 2008, a total of $43,244 in refunds and warranty allowances were recorded against product sales.

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

Research and Development. Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $40,145 and $616,210 during the nine months ended September 30, 2008 and 2007, respectively.

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

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were ineffective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. More specifically, the company identified a material weakness due to a lack of sufficient personnel with appropriate knowledge in U.S. GAAP and lack of timely recording of transactions, supporting documentation and sufficient analysis of the application of U.S. GAAP to transactions, including but not limited to equity transactions. During the nine months ended September 30, 2008, there were changes in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting – see “Internal Control over Financial Reporting” below.

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 17, 2008.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Since the Company’s quarterly report on Form 10Q for the period ended June 30, 2008 until the date of this Report, there have been no actions initiated, terminated or that have resulted in material changes from the status as reported for such period other than as set forth below:

1.
Settlement and General Release with Danial De Sade:  The Company was actively involved in litigation with Danial De Sade in connection with (i) Maricopa County Superior Court case (Stebbins, Jones and DeSade v. Skye, Case No. CV 2007-014972); (ii) United States District Court for the District of Arizona (Stebbins v. Johnson, et al. Case No. CV06-1291-PHX-ROS), and (iii) United States District Court for the District of Nevada (Case No. 2:06-CV-0541-RLH-GWF), collectively referred to as the “De Sade Litigation”), all as more fully disclosed in the Company’s filing on form 10KSB for the period ended December 31, 2007.  On September 12, 2008 the Company and certain other parties entered into a mutual General Settlement and Release of all claims in connection with the De Sade Litigation.  The terms of the agreement included, among other things, the payment by the Company of $15,000 to De Sade and the cancellation by De Sade of the $25,000 amount claimed by De Sade to be owing to him from the Company.  Additionally, De Sade also agreed to testify truthfully and fully cooperate with the Company’s reasonable request to take Mr. De Sade’s deposition and to provide trial testimony as it relates to the remaining parties and issues in connection with ongoing Arizona State and Arizona Federal cases described above.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter ended September 30, 2008, the Company engaged in the following sales or issuances of equity during the period:

Convertible Debenture:

On September 17, 2008, the Company entered into a direct financial obligation with the Steven G. Mihaylo Trust, as restated, dated December 13, 2001  the (“Mihaylo Trust”) whereby the Company, by way of the execution of a convertible debenture in favor of the Mihaylo Trust, has received a working capital facility of up to $1,500,000 (the “Debenture”).

The working capital facility will be used by the Company for general working capital purposes including, specifically, funds to enable the Company to commence the commercial production and sale of its patented FORTIS™ line of electric tankless water heaters, as well as the certification and commercialization of a suite of products utilizing its patented Paradigm™ technology.

The Debenture provides that the Company may draw up to $1,500,000 during the term of the Debenture that expires on September 16, 2013 (the “Maturity Date”).  The Company has agreed to pay interest on any outstanding principal amount under the Debenture at the rate of 10% per annum, compounded annually from the date of each draw, and payable on the Maturity Date.

The Company has reserved the right to prepay the Debenture without penalty upon the giving of Notice.  The Mihaylo Trust has received the right to convert, at any time, all or any portion of the Debenture into shares of common stock of the Company at the conversion rate of $0.25 per share (subject to adjustment in the event of certain corporate restructuring events as described in the terms of the Debenture).  All such shares of common stock to be issued pursuant to such conversion shall be restricted securities and thus will not be registered under the Securities Act of 1933.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

The entire unpaid and unredeemed balance of the Debenture and all interest accrued and unpaid shall, at the election of the Mihaylo Trust, be and become immediately due and payable upon the occurrence of  certain events of default including: (a) the non-payment by the Registrant when due of principal and interest or of any other payment as provided in the Debenture; (b) if the Company, excluding any subsidiary or affiliate thereof (i) applies for or consents to the appointment of, or if there shall be a taking of possession by, a receiver, custodian, trustee or liquidator for the Company or any of its property; (ii) becomes generally unable to pay its debts as they become due; (iii) makes a general assignment for the benefit of creditors or becomes insolvent; (iv) files or is served with any petition for relief under the Bankruptcy Code or any similar federal or state statute; or (v) defaults with respect to any evidence of indebtedness or liability for borrowed money, or any such indebtedness shall not be paid as and when due and payable, and (c) any failure by the Company to issue and deliver shares of common stock as provided in the Debenture.

As of the date of this Report the Company has drawn $400,000 under the Debenture facility.

Common shares for legal fees and debt to consultant/employee:

The Company issued 487,954 new common shares to extinguish accrued legal fees and consulting fees totaling $175,083.  Of such issued new common shares, 448,500 were issued at $0.32 per new common share and 39,454 were issued at $0.80 per new common share.

We believe the issuance of the shares listed in this Item 2 are exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2). The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to our files and records that contained the relevant information needed to make their investment decision, including our financial statements and reports filed under the Securities Exchange Act of 1934. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc. (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless systems Worldwide, Inc. (5)
3.6	Certificate of Change Pursuant to NRS 78.209 (6)
3.7	Certificate of Correction (6)
3.8	Bylaws, as Amended (7)
10.1	2003 Stock Incentive Plan (8)
10.2	2003 Stock Incentive Plan (9)
10.3	2005 Stock Incentive Plan (10)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc. and Skye International, Inc. (11)
10.5	Consulting Agreement between Skye International, Inc. and Sundance Financial Corp., including amendments (5)
10.6	Consulting Agreement between Skye International, Inc. and Digital Crossing, LLC, including amendments (5)
10.7	Stock Option Agreement between Skye International, Inc. and Sundance Financial Corp., including amendments (5)
10.8	Stock Option Agreement between Skye International, Inc. and Digital Crossing, LLC, including amendments (5)
10.9	Personal Services Consulting Agreement between Skye International, Inc. and Gregg Johnson (5)
10.10	Convertible notes to Ted Marek (12)
10.11	Convertible notes to Perry Logan (12)
10.12	SKYE/Steven G. Mihaylo Trust Debenture(13)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003.
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005, filed July 11, 2006.
(6)	Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K, filed May 20, 2008.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111-348, filed December 19, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006.
(12)	To be filed by amendment.
(13)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed September 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYE INTERNATIONAL, INC.

Date: October 16, 2008	By:	/s/ Perry Logan
Perry Logan
Chief Financial Officer