Form 10-K
period 2008-12-31
SKYE INTERNATIONAL, INC
filed 2009-03-26
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to _________

Commission file number: 000-27549

SKYE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0362112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7701 E. Gray Rd., Suite 104
Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(480) 993-2300

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,040,884 as of June 30, 2008.

As of December 31, 2008 and March 10, 2009, the registrant had 13,927,915 shares of common stock outstanding.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document.

Throughout this Form 10-K, references to “we”, “our”, “us”, “the Company”, and similar terms refer to SKYE International Inc. and its former 100% owned subsidiaries, Envirotech Systems Worldwide Inc., Valeo Industries Inc. and ION Tankless Inc.

SKYE INTERNATIONAL, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008
INDEX

PART I

ITEM 1.	BUSINESS

Corporate Overview

SKYE International, Inc., a Nevada corporation (“SKYE”), was originally organized on November 23, 1993, as Amexan, Inc. The name was changed on June 1, 1998, to Nostalgia Motorcars, Inc.  Prior to the name change, Amexan was an inactive company from the date of incorporation. On June 11, 2002, the name was changed to Elution Technologies, Inc.  On June 4, 2003, in connection with the pending acquisition of Envirotech Systems Worldwide, Inc., and the commencement of the Company’s current line of business, it changed its name to Tankless Systems Worldwide, Inc. The Company’s acquisition of Envirotech Systems Worldwide, Inc. was completed on November 7, 2003, in a share exchange that resulted in the Company acquiring 100% of the issued and outstanding common shares of Envirotech Systems Worldwide, Inc.  On October 21, 2005, as part of its overall plan to create a brand name for its revised business plan and expanded product lines, the Company changed its name to SKYE International, Inc.

SKYE had three subsidiary corporations, all of which were wholly-owned and all of which were wound-up or administratively dissolved during the fiscal year ended December 31, 2008:

•	Envirotech Systems Worldwide, Inc., an Arizona corporation (“Envirotech”);
•	ION Tankless, Inc., an Arizona corporation (“ION”); and
•	Valeo Industries, Inc., a Nevada corporation (“Valeo”).

As of the date of this Report, the Company has no subsidiaries or affiliates.

Except as otherwise specified, all references herein to the “Company”, “we” our”, “us” refer to SKYE and its wholly-owned subsidiaries, Envirotech, ION and Valeo. The business office of the Company is located at 7701 E. Gray Rd., Suite104, Scottsdale, Arizona 85260. The Company’s fiscal year ends on December 31.

Envirotech

Envirotech was formed December 9, 1998, in Arizona and had a limited history of operations. The initial period of its existence involved research and development of a line of electric tankless water heaters. The first sales of its products occurred in 2000.  Envirotech filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on August 6, 2004 (the “Chapter 11 Proceedings”). Envirotech subsequently withdrew from voluntary bankruptcy protection pursuant to an order of the Bankruptcy court on February 24, 2006, that granted Envirotech’s motion to dismiss its voluntary petition in bankruptcy with prejudice.  Envirotech later filed for bankruptcy under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona, on June 24, 2008 (the “Chapter 7 Proceedings”).  The filing of the Chapter 7 proceedings stayed all then-existing litigation, judgments and efforts to collect on judgments entered against Envirotech. As of the date of the filing of the Chapter 7 Bankruptcy Petition, Envirotech had liabilities in excess of approximately $1.6 million, and non-liquidated contingent liabilities in connection with the Seitz Suit (as defined and explained under “Legal Proceedings” below).  On January 7, 2009, the Bankruptcy Court partially lifted the stay of proceedings to permit the Seitz Suit to proceed.  On January 20, 2009, S. William Manera, the Chapter 7 Trustee appointed by the Bankruptcy Court to administer the bankrupt estate of Envirotech, filed a Notice of Intention to Abandon the remaining assets of Envirotech comprising US Patent No. 6,389,226 and miscellaneous inventory to the Company on the grounds that the remaining assets in the estate were of negligible value to the estate.  Envirotech’s assets were subsequently abandoned to the Company.  Envirotech was administratively dissolved by the State of Arizona in 2008.  As of the date of this Report the Chapter 7 proceedings continue and the Company expects the matter will be concluded in 2009.  All accounting entries to reflect the dissolution of Envirotech are contained in the Company’s consolidated financial statements.

ITEM 1.	BUSINESS - continued

ION

SKYE made a decision in early 2004 to pursue its own research and development for new water heating technologies, out of which it could develop a completely new line of products. In January 2004, SKYE formed a wholly-owned, non-operating subsidiary, ION Tankless, Inc., through which it had conducted research and development of alternative heating technologies and products. SKYE invested heavily through ION in a research and development program to develop new and innovative methods of heating fluids and such efforts have resulted in the issuance of several US patents and several more that remain pending as of the date of this Report. All of the assets of ION were transferred to the Company during the 2008 fiscal year and ION was dissolved.  All accounting entries to reflect the dissolution of ION are contained in the Company’s consolidated financial statements.

Valeo

Valeo was formed by SKYE in January 2005 as a wholly-owned operating subsidiary. It was intended that Valeo would become the manufacturing entity for the Company.  Consistent with a Board of Directors decision in 2007, the Company has elected to pursue a “Fabrication Free” business plan and outsource all production to qualified contract manufacturers.  As a result Valeo was wound up and dissolved in the 2008 fiscal period, and all accounting entries to reflect the dissolution are contained in the Company’s consolidated financial statements.

Business of the Company

The Company is in the business of designing, developing, and marketing consumer heating appliance products.  All of the Company’s products are produced for the Company by third party contract manufacturers.  The Company entered its current line of business through the acquisition of Envirotech and its product line - the ESI-2000 electric tankless water heater.  Though viewed by many to be a significant advancement in whole house electric tankless, the ESI-2000 product line never achieved critical sales levels, and thus production of the ESI-2000 product line concluded in late 2005. In response to lackluster ESI-2000 product sales, the Company engaged in a substantial research and development program to design a line of replacement heating appliances.  The first product that the Company released to the market in October 2008 was the FORTIS™ electric tankless whole house water heater. The FORTIS™ tankless water heater is small, easy to install and supplies virtually endless amounts of hot water with energy savings. The FORTIS™ uses advanced technology and high quality stainless steel components that are expected to provide increased reliability and longevity. The FORTIS™ series heats water only as long as you require hot water, and only at the temperature you desire. Electricity is only used when heated water is required, therefore the cost of heating water can be reduced by as much as 30%. Because the FORTIS™ series is compact, durable, self-contained and safe, it can be easily installed close to where hot water is being used, and it is ideal for condos, apartments, multifamily residences and homes where space is at a premium.

Additionally, the Company has continued to focus development efforts on the commercialization of its new Paradigm™ technology. The Company has worked hard to introduce its Paradigm™ line of point-of-use water heaters.  As of the date of this Report the Company has completed the engineering phase of the project and has begun preliminary steps to obtain product certification to the requisite UL 499 standard.  The Company expects that a series of Paradigm™ product will be certified and commercially available for sale during fiscal 2009.

In late 2008 the Company entered into an Agreement with a supplier to produce the Company’s Heatwave™ line of point-of-use water heating products.  Utilizing revolutionary thin-film on quartz technology the Heatwave™ line is an inexpensive commercial point-of-use heating solution.  Ideally suited for small lavatory and bathroom applications, the Heatwave™ provides a commercial building project with an inexpensive solution to the code requirement for heated water.  The Company received UL 499 and CSA 22.2 No. 64 certification in January 2009 and expects to commence commercial sale and distribution of the Heatwave in the second quarter of fiscal 2009.

We have expended considerable efforts to develop a sales and distribution network in North America. We have chosen to sell our products through wholesale distribution utilizing manufacturer representatives. As of December 31, 2008, we have appointed a number of manufacturer representatives covering a number of states, primarily in the southwest and southeast portions of the United States. We continue to review opportunities for the appointment of additional manufacturer representatives in territories across the United States, and we anticipate hiring a VP Sales and Marketing to coordinate all of the Company’s sales and marketing programs.

ITEM 1.	BUSINESS - continued

The Marketplace for Tankless Water Heaters.

Historically, in the U.S., electric tankless water heaters have suffered from poor design and had problems such as water flow limits, overheating at low flow, shut downs, and burnout of elements at low flow rates. As a result, some plumbing contractors and specifying engineers believe tankless heaters do not perform well and they discourage consumers from buying tankless systems. There is a common perception that tankless heaters are expensive, more complicated and more time consuming to install. In the past, tankless water heaters have not provided a viable option for heating water for a whole house. In addition, conventional tank water heaters today are more efficient and reliable than in the past.  As tankless heaters continue to gain market acceptance in the U.S., management expects that consumer sentiment will change and become more favorable to tankless as the “green” cost-saving benefits of the technology become more widely known to the public.

The conventional water heater market is highly competitive, highly concentrated, and mature, and dominated by a small number of manufacturers. Conventional tank water heaters maintain approximately 92% market share of residential water heater sales (Frost & Sullivan, 2004). Management believes that tankless products comprise nearly 8% of the U.S. marketplace as of the end of 2008.   Some contractors are loyal to their favorite brands and are comfortable installing what they know. The five dominant U.S. manufacturers have substantial resources, well known brand names, established distribution networks, worldwide manufacturing capabilities, and sizeable engineering, research and development resources to protect and increase their market share and profitability. Studies report that sales growth in tankless water heaters will require better tankless products than in the past and educating both representatives and installers in the plumbing industry as well as consumers and builders in the advancements in products.

Until just a few years ago, there were only a few tankless water heater manufacturers with a presence in the United States.  Today, there are no electric water heaters manufactured in Japan. The Japanese have a 40-year history of using gas-based instant water heaters, and leverage that experience in the U.S. marketplace. These Japanese manufacturers include Takagi, Noritz, and Rinnai. The European competitors in the U.S. marketplace in gas, and to a lesser extent electric-based heaters include Bosch and Steibel Eltron, both of which gained their market experience in Europe where point-of-use instant use water heaters are commonplace.

One of the significant barriers to the entry of an electric tankless unit has been the inability of an electrically powered unit to generate enough heated water flow for the average U.S. household. The Company’s FORTIS™ product addresses this problem by incorporating a “multi-pass” serpentine heating technology that keeps incoming water in contact with a large heating surface for a longer time period of time when compared to many other electric models. The greater contact with a larger heating surface results in the ability to produce greater volumes of heated water because of the added operating efficiency of the product. Additionally, SKYE’s control algorithms are capable of very precise temperature control even under fluctuating flow conditions.  This new level of functionality afforded by the Company’s patented technology we believe will give SKYE a competitive advantage over many other electrically powered tankless water heaters, and for the first time provide what SKYE believes to be a truly viable alternative for the consumer that demands higher flows of heated water.

Product Overview

The FORTIS™ series.

The Company has developed what it believes will be the world’s most advanced, efficient, reliable, safe and durable electric tankless whole house water heater. The FORTIS™ series has substantially all stainless steel metal construction and features a backlit LCD display for ease of use. The units offer remote controls for home automation, programmable processor to allow easy installation of the latest software, a modular design for ease of expansion of heating capacity, easy replacement of immersion elements, and industry-standard non-proprietary components for cost-effective replacement parts.

Safety features include mechanical power breakers (included within the heater eliminating the need for an external sub-panel), wet sensor-leak detection, a valve to flush any sediment that may have accumulated in the system, an optional self-cleaning mode, and mechanical over temp switch that will shut off the unit in the event other safety devices fail.  The units also feature a built-in USB port to ease troubleshooting and allow the user to download performance logs or updated firmware.  The sophisticated FORTIS™ controller provides functionality not included in many other electric tankless products including remote bath fill, remote temperature set point, auto shut-off leak detection, remote wireless communication, real-time voltage and current detection, usage data logging, as well as communication with other ZigBee™ enabled devices operating on the IEEE 802.15.4 standard so as to allow whole house electric load controlling and other energy-saving functions.  The FORTIS™ has been designed with both energy efficiency and ease of use in mind.  The controller allows the user to program “time of day” or demand-based savings programs so as to reduce day to day operating costs.

ITEM 1.	BUSINESS - continued

Product Overview - continued

The FORTIS™ is a durable tank-replacement product that is capable of meeting the needs of most whole house applications.  The Company believes that endless hot water, energy savings, compact design and redundant safety systems make this tankless water heater one of the “best in class”.

The Paradigm™ Series.

The Paradigm™ series point-of-use water heaters heat water using new innovative thick-film on steel technology. Essentially, instead of putting the heater in the water, the Paradigm™ series water heaters pass the water through the heater.   As a result, the Paradigm™ technology provides virtually instantaneous hot water and is nearly 100% efficient in operation.  The Paradigm™ series can heat water to over 100°F in only seconds and, like the FORTIS™, does not require a tank.  With a standard point-of-use heating element weighing less than 10 ounces, there is little thermal mass to heat or cool, so that a 30-amp version of this heater can provide up to 3.0 gallons per minute of heated flow under the average sink.  The Paradigm™ series is a complement to the FORTIS™ in that it provides the “instant” hot water, and the FORTIS™ provides the “endless” hot water.

Included in the Paradigm™ series of heaters are planned whole house boost and under-the-sink versions of tankless water heaters. Moreover, the Company believes that this Paradigm™ technology will likely find a significant market owing to its small size, low cost and efficient operation.  Management believes that the Paradigm™ will do particularly well in the multi-family and condo market where space is a premium.  Additionally, given its overall efficiency, management believes that homes and building products that seek LEEDS or other “green” certifications will likely be consumers of this new product line.

The Heatwave™ Series.

The Company’s Heatwave™ line of commercial point-of-use water heaters incorporates revolutionary thin-film on quartz technology to provide compact, inexpensive and practical heating solutions for commercial installations.  Wherever local codes require heated water, the Heatwave™ is capable of providing heated water to meet code.  Additionally, given its compact size, commercial builders are expected to benefit from space savings, low install costs and industry leading product longevity.  The Heatwave™ product line is currently in 5.5Kw and 8.7Kw versions suitable for most small sized commercial applications.  The Company expects to expand this product line by fiscal 2010 to include smaller 120V versions, as well as larger 11.0Kw – 14.4Kw version for larger commercial installations.

On-Going Product Research.

The Company intends to continue to research and develop new products that either incorporate existing SKYE technologies, or that complement existing product lines.  Current development efforts include, to name a few, a fully-integrated load controller to work in tandem with the FORTIS™ series, a new small space hydronic heating mechanism, and a whole house electric monitoring system capable of detecting household appliance failures or service needs.

Warranty and Right of Return

In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 6% restocking charge.  After the 30 days, we provide a five-year warranty on replacement of parts.  The tank chamber is warranted not to leak for 10 years.

ITEM 1.	BUSINESS - continued

Governmental Approvals, Effect of Regulations

SKYE’s products are tested to ensure compliance with applicable code requirements. Additionally, SKYE submits many of its products to other agencies for certifications, including:

•	NSF (National Sanitation Foundation – for compliance with NSF standard 61
•	IAPMO (International Association of Plumbing and Mechanical Officers – for UPC certification)
•	Intertek Testing – for CE (European Standards Certification Mark)
•	Intertek Testing for UL499 and CSA 22.2 No. 64

On September 4, 2007, the Company opened an investigation of its proposed FORTIS™ line of water heating product with Intertek Testing Services NA, Inc. (“Intertek”) in order to determine its compliance with ANSI/UL standard 499 for Electric Heating Devices.  On October 12, 2007, the Company was advised that Intertek had issued its Listing Report in connection with the investigation and approval for listing of the FORTIS™ product series.  The testing confirmed compliance with UL standard 499 and received “Approval to Mark” the trademarked “ETL” certification mark on the FORTIS™ product series.

On January 13, 2009, the Company was advised that Intertek had completed testing of its Heatwave™ product series and found that it complied with the requirements of UL standard 499 for electric heating appliances, and CSA standard 22.2 No. 64 for instantaneous water heaters.  The Listing Report in connection with such investigation was issued on March 6, 2009, and the Heatwave™ product line is currently in production for expected delivery in the early second quarter of 2009.

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

Cost of Environmental Compliance.

Because SKYE does not manufacture any of its products, it does not anticipate incurring material costs related to environmental compliance, which is the responsibility of the manufacturer.

Sales and Distribution

Because tankless water heaters are still relatively new in the U.S., SKYE will use wholesale distribution through appointed manufacturer representatives to enter the market place. As consumer knowledge of tankless is still quite low, SKYE believes that a “push” style distribution through wholesale distribution is needed. Utilizing the resources of wholesalers to make sales calls and stock inventory locally will help to reduce initial capital needs and expedite a broader distribution network. SKYE has appointed manufacturer representatives in many states and expects that it will continue to appoint more representatives over the balance of 2009 and 2010, including manufacturer representatives in Canada, Mexico and Europe.

Although existing agreements are currently under review by management, the current major terms of the contracts are: (a) distributors receive a graduated discount based on volume with the greatest discount being 37%, and 7% commissions to manufacturer representatives; (b) exclusive territories; (c) termination upon 30 days’ notice and; (d) no maximum purchase requirements and sales goals to be mutually agreed, or in default, $1,000,000 per territory.

In addition, the Company is also hiring and appointing “factory sales managers” to deal with sales territories across the U.S.  As of the date of this Report the Company has hired three factory sales managers covering the following states: CA, OR, WA, ID, AK. HI, AZ, NV, NM, CO, MT, WY, UT, TX, OK, AR, LA, TN, KY, NC, SC, MS, AL, GA, FL.  The Company expects to hire additional managers as sales and revenues warrant. Factory sales managers are responsible for supporting the wholesale channel, as well as installer and service technician training for all wholesalers and retailers of the Company’s products.  In order to accelerate training of installers in the U.S. the Company has created “SKYE University” that conducts both in-house training at its facilities in AZ, as well as remote field training across the U.S.  The Company plans to hire a Vice President of Sales and Marketing with overall responsibility to oversee the sales, service and training functions of the Company.

ITEM 1.	BUSINESS - continued

Sales and Distribution - continued

The wholesale distribution model is favored by SKYE because, among other reasons, according to Frost & Sullivan over 60% of plumbing sales are made by wholesale distributors. Many of the wholesale distributors add value to SKYE’s distribution because, in addition to providing local sales they also work closely with the trades that install the product as well. As awareness of tankless grows, a local presence is essential to convert home building, architects and other key decision makers to adopt tankless technology.

The Company is currently undertaking a review of its current distribution plans with a view to increasing sales through the addition of a comprehensive direct marketing and product branding campaign to generate pull through sales from homeowners and installers.  The Company considers the addition of this program to be complementary to its wholesale channel as all sales will continue to be sold and serviced through the wholesale channel.  The Company is currently developing its product branding and awareness campaign and hopes to retain nationally recognized talent to be a keystone of the campaign.  As no such campaign has been fully-developed or implemented, there can be no assurance that the campaign will be implemented, or if implemented, that it will be effective in generating sufficient sales of product to off-set the significant costs of such a campaign.

Manufacturing

FORTIS™

On February 15, 2006, SKYE entered into a Manufacturing Services Agreement with Jabil Circuit, Inc. (“Jabil”) pursuant to which Jabil has agreed to manufacture certain components and to assemble SKYE’s FORTIS™ tankless water heater product. Although the Company commenced early prototype production of the FORTIS™ in 2006 and 2007, the Company was unable to commence full scale commercial production due to re-engineering required to reduce manufacturing costs and reduce the likelihood of field failures of certain components.  As a result of such engineering efforts, the FORTIS™ design was not sufficiently stable to warrant continued efforts with Jabil at such time.  As a result the Company engaged Electrosem, LLC of Tempe, AZ (“Electrosem”) to complete further engineering for manufacturing steps, design stabilization and first run commercial production.  By January 2009 the Company achieved an annualized production rate of 12,000 units and issued a press release on February 26, 2009, announcing such production milestone and further stating that production volumes of the FORTIS™ are expected to reach the target annualized rate of 20,000 units by the end of fiscal 2009.

Paradigm™

As the design of the Paradigm™ is still awaiting final safety certification from Intertek Testing Labs, the Company cannot, as of the date of this Report, advise when production of Paradigm™ product will commence, though it is likely that such production will be during the 2009 fiscal year.  All such product will be entirely outsourced to third party contract manufacturers qualified by the Company.

Heatwave™

The Company’s original equipment manufactured Heatwave™ product line gained UL/CSA standard certification in early 2009.  Production and first shipments of Heatwave™ product to the Company is expected during the second quarter of 2009.

Materials and Principal Suppliers.

All of the Company’s products are manufactured by third party contract manufacturers in keeping with the Company’s fabrication-free business strategy.  Although the company currently sources some critical components directly from suppliers, it is expected that all such procurement will be transferred to the contract manufacturers in 2009. The Company maintains a policy of having at least two suppliers for all critical or long-lead components.  The Company’s current list of critical suppliers includes Siemens, AG (electrical components), Tru-Heat (heating elements), and Arnold Bros. (stainless steel sheet metal and components), Electrosem, LLC and IRC/TT Electronics (Paradigm™ heating components and Zhijiang Riches Electric Appliance Co. Ltd. (Heatwave™).

ITEM 1.	BUSINESS - continued

Research and Development

From 2004 through 2006, the Company conducted all of its research and development activities through ION.  During the 2007 year, research and development activities were conducted through the Company directly.  All employees, contractors and consultants engaged in the research and development were required to execute non-disclosure, non-competition agreements covering the subject, scope and work product of the program. The Company expended $231,624 in 2008 and $629,299 in 2007 on research and development.

Intellectual Property

The Company currently holds a number of patents:

•	US Patent No. 6,389,226 issued May 14, 2002;
•	US Patent No. 7,088,915 issued August 8, 2006;
•	US Patent No. 7,046,922 issued May 16, 2006;
•	US Patent No. 7,164,851 issued January 16, 2007; and
•	US Patent No. 7,206,506 issued April 17, 2007

Additionally, the Company has both provisional patent applications and other patent applications pending.  While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to the Company, the Company believes that is applications are meritorious and will be granted at least in part.

On September 16, 2008, we were advised that the United States Patent and Trademark Office registered the trademark “SKYE and logo” as a registered trademark.

Competition

The water heater market is mature, highly concentrated and highly competitive.  Steep discounts and rebates to builders and installers are standard. Some contractors are loyal to favorite brands and on occasion resistant to tankless systems. Pricing competition has increased in recent years and major manufacturers are increasing their expenditures on research and development. Conventional water heaters (tank heaters) are more efficient and reliable than conventional tank water heaters in the past. There are several companies around the world who manufacture water heaters, conventional and tankless. It is reasonable to expect to encounter intense competition in all aspects of our business and it is likely this competition will increase as consumers continue to adopt tankless products.  Many of our competitors and potential competitors have longer operating histories and significantly greater experience, resources, and managerial, financial, technical, and marketing capabilities than us. In addition, many of these competitors offer a wider range of products and services than we contemplate offering.

Many current and potential competitors also have greater name recognition, industry contacts and more extensive customer bases that could be leveraged to accelerate their competitive activity. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and also with third parties to enhance their products and services in this market segment. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business. This intense competition, and the impact it has on the valuation of companies of this nature, could limit our opportunities and have a materially adverse effect on the Company’s profitability or viability.

ITEM 1.	BUSINESS - continued

Competition - continued

The Company believes that future competition may come from the manufacturers of conventional tank water heaters who are firmly established within the plumbing industry. There are a large number of manufacturers of tank water heaters, both domestic and foreign. The dominant manufacturers are five large, multinational, established companies with significantly more resources than the Company (Bradford-White, Rheem, A. O. Smith, State Industries and American Standard). Manufacturers of tank water heaters dominate the U.S. market, maintaining over 92% market share of residential water heater sales. The Company cannot predict the likelihood that it will take market share away from those manufacturers or whether or how long it will take the Company to build up sales of its tankless product line. In addition, there can be no assurance that larger, more established companies with significantly more financial, technical, research, engineering, development and marketing resources; with established distribution networks and worldwide manufacturing capabilities; and with greater revenues and greater name recognition than the Company will not develop competing systems and products which will surpass the Company’s business.  The Company competes directly with several manufacturers of electric tankless water heaters including, among others, Steibel Eltron, Bosch AG, Eemax Inc., Seisco International Limited, Dolphin Industries Inc. and Titan Tankless Inc., many of whom have been selling electric tankless product in greater volumes and for longer periods of time than the Company.  Although the Company believes it has a competitive product offering, there can be no assurance that it will be successful in shifting market share away from the larger established electric tankless manufacturers or that third party manufacturers may seek to improperly utilize certain of the Company's proprietary technologies that provide such competitive advantages.  In the event that the Company is unwilling or unable to adequately protect its intellectual property it is likely it will lose competitive advantages associated with such property.

Employees

As of the date of this Report the Company has 8 full-time and 5 part-time contract employees, The Company retains the services of consulting professionals to provide on-going management, legal, accounting and engineering research and development work. The Company anticipates adding several full time employees in the near future in management, sales and technical support.  Additional employees are expected to be engaged as revenues from operations permit.

ITEM 1A.	RISK FACTORS

Not required by Form 10-K for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required by Form 10-K for smaller reporting companies.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company leases offices comprising a total of approximately 2,180 square feet located at 7701 E. Gray Rd., Suite 104, Scottsdale, AZ 85260.  The Company entered into a one-year lease effective April 11, 2007, at a monthly lease cost of approximately $3,118, with a one year option at a reduced monthly cost of $2,672 per month through April 30, 2009.  In January 2009, the Company amended the lease with a three-year option to extend through April 30, 2011, with the option for the Company to provide 90 days notice of its intention to vacate.  Given the recent expansion of operations the Company intends to move to larger premises at some point during fiscal 2009.

ITEM 3.	LEGAL PROCEEDINGS

Distributor Claim. Prior to the acquisition of Envirotech by the Company, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May, 1998. On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years. The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on all assets of Envirotech, tangible and intangible, granted to the Senior Secured Creditor in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees. As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be recorded unless there was a default. On May 3, 2004, the distributor claimed a breach and filed the Stipulated Judgment. In June 2007, the trustee and beneficiary of the estate of the deceased plaintiff and Larry M. Reynolds (the “Reynolds Trustee”) made written demand for payment of the sums owed under the Stipulated Judgment.  With the filing of the Chapter 7 Bankruptcy Petition by Envirotech in late 2008 (see below), this action was stayed.   On January 22, 2009, the Reynolds Trustee filed a motion with the Maricopa County, AZ Court to “Re-Order the Judgment on case CV2001-021277”.  That motion is also stayed pending the Chapter 7 Bankruptcy Proceedings discussed below.

ITEM 3.	LEGAL PROCEEDINGS - continued

Seitz Suit. In 2002, Envirotech was named as a Defendant in a lawsuit filed in the U.S. District Court for the Southern District of Texas, Houston, Texas (Civil Action No. H-02-4782, David Seitz and Microtherm, Inc. vs. Envirotech Systems Worldwide, Inc., and Envirotech of Texas, Inc.) (the “Seitz Suit”). Envirotech of Texas, Inc. was an independent distributor of the Envirotech ESI-2000 product line not affiliated with Envirotech. The suit alleges that Envirotech has infringed upon patent rights of others and seeks damages and an order to cease and desist. Management believes the suit is without merit. On December 5, 2005, the Court issued an injunction against Envirotech and its affiliated entities, including SKYE, enjoining them from further marketing, advertising or offering for sale, or accepting any orders for (i) the Envirotech ESI 2000 heater, (ii) any other heater, regardless of its model, using parts of the Model ESI 2000 heater, and (iii) any other heater, regardless of model number, utilizing in whole any part [sic] any technology embodied in the Model ESI 2000 heater. The injunction was dissolved.  SKYE is not a party to this case.  Envirotech filed a motion to enforce a settlement that was reached between the parties and a hearing regarding this matter is pending.

Chapter 11 and Chapter 7 Bankruptcy Proceedings. On August 6, 2004, Envirotech filed a Voluntary Petition for protection under Chapter 11 of the United States Bankruptcy Code in Phoenix, Arizona. The filing of this Petition with the Bankruptcy Court stayed all existing litigation, judgments and efforts to collect on the judgments. Envirotech was acquired by the Company in November 2003 in a stock-for-stock transaction and has been held and operated by the Company as an operating subsidiary. With the exception of a guarantee to one critical supplier in the current amount of approximately $42,500, SKYE has not assumed any liability for the obligations of Envirotech. As of the date of the filing of the Chapter 11 Bankruptcy Petition, Envirotech had liabilities of approximately $1.6 million. Several creditors, not related to the supply of parts or the assembly of products, have obtained judgments against Envirotech and an action was pending in the U.S. District Court, Southern District of Texas, alleging patent infringement (see above).  All claims of creditors, including the above-mentioned judgments, and efforts to collect same, together with the litigation pending in the U.S. District Court in Houston, were stayed during the pendency of the Bankruptcy Proceedings. Envirotech filed a Disclosure Statement and Plan of Reorganization on November 7, 2004 and the Court approved its request to submit the plan to the creditors for approval. The Plan, however, did not receive approval of the Court and Envirotech subsequently filed a Motion to Dismiss the Chapter 11 proceedings which was granted, with prejudice, on February 28, 2006. All claims and judgments of creditors of Envirotech may be renewed in the future.  The Bankruptcy Court retained jurisdiction to rule on a pending sanctions motion against Envirotech wherein David Seitz and Microtherm are claiming approximately $70,000 in legal fees.  Prior to the Bankruptcy Court ruling on the sanctions motion, Envirotech and Microtherm reached a settlement, the confidential terms of which were read into the record with the Federal Court in Houston.  Unable to complete the settlement with Microtherm, Envirotech filed a motion to enforce the settlement and later filed for Chapter 7 bankruptcy with the Bankruptcy Court for the District of Arizona when progress in concluding a settlement with Microtherm became impossible to further pursue. The Bankruptcy Court later issued a Minute Entry awarding sanctions against Envirotech and its principals in the amount of $40,000.  Envirotech and several individuals objected to the Minute Entry and a hearing proceeded in the Arizona Bankruptcy Court to determine whether such sanctions would be reduced to a final Order.  The Arizona Bankruptcy Court, in the face of objections from multiple parties quashed the Minute Entry assessing such sanctions and granted additional time to Microtherm to serve certain individuals that Microtherm believed ought to form a part of the sanctions.  As of the date of this Report no individuals were served in the matter.   In January 2009, the Trustee in the Envirotech Chapter 7 proceedings filed a “Notice of Intention to Abandon” all of Envirotech’s assets to the Company.  No objection to the abandonment was received from any parties and the assets of Envirotech were abandoned to the Company.  The sanctions matter and the remaining Chapter 7 proceedings are pending.

Shareholder Derivative Suit. In May 2006, a small group of dissident shareholders (including the plaintiff from the Shareholder Inspection Claim) filed a lawsuit in the United States District Court for the District of Arizona (Stebbins v. Johnson, et al. Case No. CV06-1291-PHX-ROS) as a derivative action seeking injunctive and declaratory relief. The Company was named as a nominal defendant although there are no claims for monetary damages against the Company. The primary claims involve the prior issuance of the Company’s common stock to one former member of management and to former consultants to the Company. Plaintiffs sought to prevent these individuals from using their stock and related voting rights to solicit proxies and notice shareholder meetings, and have demanded return of the shares to the Company. On May 2, 2007, the Court issued an Order rejecting the Plaintiffs’ requested Preliminary Injunction dissolving all restrictions imposed by a prior Temporary Restraining Order and Stipulated Order, which permitted the Company to conduct its corporate business without any further interference or restraint by the Court or the Plaintiffs.  The original claims asserted by plaintiffs are moot and dismissal of those claims is pending. After an investigation into the matter following the filing of the lawsuit, the Company and its counsel determined that counterclaims against the plaintiffs and third-party claims against one of the Company’s former directors should be asserted.  Those claims were added to the lawsuit and motions to dismiss were submitted by all of the Counter defendants and third-party defendants.  The motions were granted (in part), resulting in the refilling of those claims.  Additional motions for dismissal followed.  In mid-January 2009, a stipulation for Dismissal of all remaining claims by and against all named parties with prejudice was filed with the Court and subsequently the Court granted the dismissal with prejudice.

ITEM 3.	LEGAL PROCEEDINGS - continued

Papazian Suit. The Company is a party to an action seeking to require SKYE to both “defend” and “indemnify” Director William Papazian from and against costs and liabilities associated with a counterclaim filed by SKYE against Mr. Papazian with the Shareholder Derivative Action described above.  The Company settled the matter with Mr. Papazian.

Promissory Note Suit. In August 2007, three former consultants to the Company purporting to have loaned $75,000 to the Company filed a lawsuit in the Maricopa County Superior Court (Stebbins, Jones and DeSade v. Skye, Case No. CV 2007-014972).  The case was dismissed with prejudice concomitant with the Federal Court Shareholder Derivative Suit.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Company nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Except as otherwise disclosed, SKYE’s common stock has been traded on the NASD Over the Counter Bulletin Board since 1998 under various symbols, including:

CRRZ - 1998 to December 12, 2002
ELUT - December 12, 2002 to July 25, 2003
TSYW - July 25, 2003 to November 11, 2005
SKYY - November 11, 2005 to May 19, 2006
SKYYE - May 19, 2006 to June 5, 2006
SKYY -June 5, 2006 to January 8, 2007 (as traded on the Pink Sheets)
SKYI - January 8, 2007 to present

The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2008	High	Low

Quarter ended December 31, 2008	$0.30	$0.07
Quarter ended September 30, 2008	0.40	0.15
Quarter ended June 30, 2008	0.60	0.22
Quarter ended March 31, 2008	0.60	0.27

For the Fiscal Year Ending on December 31, 2007	High	Low

Quarter Ended December 31, 2007	$0.29	$0.08
Quarter Ended September 30, 2007	0.37	0.20
Quarter Ended June 30, 2007	0.37	0.11
Quarter Ended March 31, 2007	0.38	0.18

Holders of Common Equity

As of February 18, 2009, there were 243 shareholders of record of the Registrant’s Common Stock and there were 13,927,915 shares of Common Stock issued and outstanding after giving effect to the 4 to 1 reverse split that was affected on the common stock on May 16, 2008.

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

Sale of Unregistered Securities

During 2008, we issued shares of our common stock in transactions that were not registered under the Securities Act of 1933 as follows:

Persons or Class of Persons	Date of Issue	Securities	Consideration

Arnold Weintraub,	4/20/2008	6,712 shares	Legal services valued at $ 5,370

O’Connor & Campbell	6/30/2006	12,500 shares	Legal services valued at $24,963

D. Scott Hemingway, Jennings, Strouss & Salmon, Mark D. Chester	6/30/2008	511,713 shares	Legal services valued at $379,920

Arnold Weintraub	8/18/2008	39,454 shares	Legal services valued at $31,563

Directors of the Company	4/9/2008	187,500 shares	Directors’ fees for 3rd & 4th Quarter 2007 and 1st Quarter 2008 valued at $150,000

Directors of the Company	6/30/2008	62,500 shares	Directors’ fees for 2nd Quarter 2008 valued at $50,000

Wesley G. Sprunk, Ted Marek, Perry Logan	4/9/2008	2,939,750 shares	Compensation for payment of loans made to the Company valued at $940,720

Gregg Johnson	7/3/2008	448,500 shares	Compensation for payment of loans made to the Company valued at $143,520

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Sale of Unregistered Securities - continued

Ted Marek and Perry Logan	11/1/2008	250,000 shares	Compensation under services agreement valued at $ 80,000

Ted Marek and Perry Logan	12/1/2008	250,000 shares	Compensation under services agreement valued at $80,000

Richard Ankrom,	4/30/2008	19,174 shares	Engineering services valued at $ 15,335

Kenneth McRobbie	10/23/2008	35,706 shares	Promotional material services valued at $11,426

Ronald Stultz	12/4/2008	10,000 shares	Research and development services valued at $2,000

Stephen D. Neale	5/12/2008	31,250 shares	Private Placement of $10,000

Leslie W. Griffith	6/27/2008	250,000 shares	Private Placement of $80,000

Ted Marek Real Estate Defined Benefit Plan	6/27/2008	316,406 shares	Private Placement of $101,250

Stephen D. Mihaylo	9/17/2008	1,000,000 shares	Private Placement of $320,000

Robert Berry	11/18/2008	75,000 shares	Private Placement of $24,000

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

ITEM 6.	SELECTED FINANCIAL DATA

Not required by Form 10-K for smaller reporting companies

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

Executive Summary

 The Company’s business is the design, production, marketing and sale of consumer appliances. SKYE’s premier consumer product is the FORTIS ™ a new series of electric tankless water heater. SKYE markets the FORTIS ™ through an established and growing list of manufacturer representatives located in many states across the United States. On the heels of FORTIS™ will be a new technology that SKYE refers to as Paradigm™. This technology ushers in an entirely new method of heating water that is both fast and extremely efficient. The primary application for the Paradigm™ technology will be for the point-of-use instantaneous water heating market. Having recently received Intertek safety certification to the UL 499 and CSA C22.2 No. 64 standards, SKYE expects to commence sales of its Heatwave™ product line during the second quarter of 2009.  The Heatwave™ product utilizes the Company’s proprietary heating technology to provide an innovative, powerful and inexpensive commercial point-of-use solution for local hot water code compliance in commercial buildings.

The Company has established relationships with contract manufacturers Electrosem, LLC. to produce its FORTIS™  line of products and Zhijiang Riches Electric Appliance Co. Ltd. to produce its Heatwave™ product line.  With respect the Paradigm™ product line, the Company expects that it will appoint a contract manufacturer during the second quarter of 2009 upon completion of current due-diligence investigations.  The Company expects that it may take up to one year for the production design and processes to stabilize for each product line.  Once such processes and designs have stabilized the Company will seek and implement product cost reductions accordingly.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Executive Summary - continued

Now that the Company is able to manufacture and inventory saleable product, much of the Company’s focus has shifted to building and growing our sales, service and training networks.  The Company sells its products exclusively through the wholesale distribution channel via manufacturer representatives appointed to sales territories across the U.S.  In addition, the Company is also hiring and appointing “factory sales managers” to deal with sales territories across the U.S.  As of the date of this Report the Company has hired three factory sales managers covering the following states: CA, OR, WA, ID, AK. HI, AZ, NV, NM, CO, MT, WY, UT, TX, OK, AR, LA, TN, KY, NC, SC, MS, AL, GA, FL.  The Company expects to hire additional managers as sales and revenues warrant. Factory sales managers are responsible for supporting the wholesale channel as well as installer and service technician training for all wholesalers and retailers of the Company’s products.  In order to accelerate training of installers in the U.S., the Company has created “SKYE University” that conducts both in-house training at its facilities in AZ as well as remote field training across the U.S.  The Company plans to hire a Vice President of Sales and Marketing with overall responsibility to oversee the sales, service and training functions of the Company.  Current interviews and due-diligence investigations are pending and the Company expects to fill the position in the near future.

Access to capital remains one of the most pressing considerations for the Company. The Company has continued to fund operations with loans from, and equity private placements made to, the Company’s directors, as well as certain accredited investors.  In order to execute our business strategy, the Company must raise in excess of $3 million over the next 12-month period in order to fully execute our current business plan. Given the current business climate, and, in particular, the poor state of the credit and equity markets in the U.S. and worldwide, there can be no assurance that we will be able to raise such additional funding by way of either new debt or equity; and, in the event we are unable to raise the funds necessary to fund our business plan, it will be necessary to curtail such plans and this could have a detrimental impact on our business. In order to build a successful sales and marketing organization, it is necessary for the Company to be positioned not only as a quality supplier of product but also as a trusted and timely supplier as well.  As such, management believes that the Company must be in a position to carry product inventory levels necessary to ensure timely delivery in its markets.  Additionally, as further support in the markets, the Company must also be seen as having broad customer service and technical support for its products.  All of these needs have associated cash requirements as the Company grows its business.  These goals all require capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

Over the balance of 2009 we will continue to focus our efforts on expanding production of the FORTIS™ and adding the availability of the Paradigm™ and Heatwave™ brands in our markets.  Additionally, we will also work to build our sales and customer service infrastructure to support product sales and revenue for the Company. This is no small task and it will require a significant investment of capital as well as a greatly expanded staff in order to execute the business plan.  The economic outlook globally is challenging for every business and we are no exception.  Since late 2007, the new home building market has seen unprecedented declines in new home starts and recent credit squeezes and lack of available credit has all but choked off a great portion of new commercial construction as well.  Recent U.S. government efforts to add liquidity and overall economic stimulus into the broader economy have not yet created expanded opportunities for the Company and thus we expect sales opportunities to continue to be challenging for all of 2009 and likely into 2010 as well.

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007 Revenues
For the Twelve months ended December 31:	2008	2007	Increase/(decrease)
			$	%
Revenue	$ 73,203	$ -	$ 73,203	100%

Revenues for the year ended December 31, 2008 were $73,203 compared to revenues of $NIL in the year ended December 31, 2007, as we commenced sales of our FORTIS™ product during the 2008 fiscal year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and Administrative expenses
For the Twelve months ended December 31:	2008	2007	Increase/(decrease)
			$	%
General & Administrative expenses	$428,010	$ 341,635	$ 86,375	26%

General and administrative expenses increased by 26% reflecting the fact that the Company began to add more operational and administrative personnel and continue professional assistance with our continued efforts to execute our business plan and market our products during fiscal 2008.

Total Operating Expenses
For the Twelve months ended December 31:	2008	2007	Increase/(decrease)
			$	%
Total operating expenses	$ 2,234,557	$ 1,935,902	$298,655	15%

Overall operating expenses increased by approximately 15% as a result of increased legal, professional, and general and administrative costs.  Legal and professional fees increased $545,559 or 57% from the prior year, whereas research and development expenses decreased $397,675 or 64% from the prior year ended December 31, 2007.

Other Income (Expense)
For the Twelve months ended December 31:	2008	2007	Increase/(decrease)
			$	%
Total other income (expense)	$ 1,686,024	$ (72,768)	$1,758,792	N/A

The Company dissolved several of its subsidiaries during 2008. These subsidiaries had no assets and $1,228,761 of liabilities. When the subsidiaries were dissolved the Company ceased to consolidate them. Accordingly, the Company recognized a gain for the liabilities that were relieved from the financial statements upon the deconsolidation of the subsidiaries.  The remaining gain on extinguishment of debt was through related parties.

Net Loss
For the Twelve months ended December 31:	2008	2007	Increase/(decrease)
			$
Net (Loss)	$ (529,500)	$ (2,008,670)	$1,479,170

The net loss for the year ended December 31, 2008 improved (reduced) by $1,479,170 or 74%, primarily due to the non-recurring Other Income of $1,823,955 for gain on extinguishment of debt.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements primarily through issuances of common stock and debt. As we continue our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant revenues.  Throughout the entire fiscal year 2008, all of the Company’s cash needs were met through loans advanced to the Company by certain of its related party directors and some private placement purchases.

The Company expects that additional operating losses will occur until revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional working capital for general operations as well as to build commercial inventories of FORTIS™ product, to purchase inventory of its Heatwave™ product line, to continue the certification and subsequent production of the Paradigm™ product line and otherwise to implement its sales and marketing plans.  We anticipate obtaining additional financing to fund operations through common stock offerings, debt offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources - continued

As of December 31, 2008, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. Although the Company commenced full commercial sales of FORTIS™ product during the first quarter of 2009, it is unlikely that cash flow from such sales will be sufficient to fund continuing operations in the near term.  As such, we anticipate substantial increases in our cash requirements as we build our sales and distribution network which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available and, if available, it may take either the form of debt or equity. In either case, the financing will likely have a negative impact on our financial condition and our stockholders.

At December 31, 2008, we had cash and a working capital deficit of $37,822 and $411,214, respectively, as compared to cash of $35,331 and a working capital deficit of $3,316,616 at December 31, 2007.  The primary reason for the improvement in working capital is the reduction in accounts payable and notes payable to related parties.  As described above, debt of $1,823,955 was extinguished through the deconsolidation of our dissolved former subsidiaries.  We also issued 3,388,250 shares of our common stock to retire related party debt in the amount of $1,084,290.  We sold 1,672,656 shares for proceeds of $511,250.  We issued a total for 1,267,405 shares for $743,795 of services, thereby conserving cash.

Net cash change for the twelve months ending December 31, 2008, was an increase of $2,491 as compared to an increase of $26,659 for 2007.  Net cash used in operating activities was $1,703,195 for 2008 as compared to $1,239,107 for 2007.  The largest adjustment to reconcile cash used for operating activities was $1,823,955 for the gain on extinguishment of debt.  Operations were financed primarily by proceeds from borrowing and from the sale of common stock in the aggregate amount of $1,755,662 in 2008 as compared to $1,271,360 in 2007.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2008, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $15,065,970 and working capital deficit of $411,214 as of December 31, 2008.  We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing in order to fund our planned operations and ultimately to achieve profitable operations.

Intangible Assets

The Company’s intangible assets consist of two pending patents and four patents for tankless water heater technology. Generally a patent has a life of 17 to 20 years.

The Company performed an impairment test in accordance with the guidance provided in SFAS 142, “Goodwill and Other Intangible Assets”, and has determined that, as of December 31, 2007, no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Critical Accounting Policies - continued

Revenue Recognition. We record sales when revenue is earned.  We sell on credit to our distributors and manufacturer representatives.  Due to our Warranty and Right to Return policy, 6% of the sales are recognized immediately and the balance is recognized 25 – 40 days after shipment of the product to the customer.  All shipments are FOB shipping point.  Sales to distributors and manufacturer representatives are sold FOB shipping point with receivables recorded 25 to 40 days post shipping.  We no longer manufacture the ESI-2000 product lines.  Accordingly, we plan to refund the purchase price paid for undelivered heaters or, alternatively, to ship new heaters to those customers that did not receive delivery of an ESI-2000 heater.  We had $72,949 in revenue from sales of products during 2008.

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 6% restocking charge.  After the 30 days, we provide a five-year warranty on replacement of parts.  The tank chamber is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  We defer a portion of the revenue as would generally be required for post-contract customer support arrangements under SOP 97-2.  Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty.  As of December 31, 2008, a total of $43,486 in refunds and warranty allowances were recorded against product sales.

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

Research and Development.  Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $231,624 and $629,299 during the years ended December 31, 2008 and 2007, respectively.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Form 10-K for smaller reporting companies

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the years ended December 31, 2008 and 2007 are presented in a separate section of this report following Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the 2008 fiscal year, the Company implemented a new secure accounting system, separated internal responsibilities for accounting, record keeping, check writing and reconciliation between different parties with the Company and also adopted various policies and procedures designed to implement the Integrated Framework issued by COSO.  These actions constituted changes in the Company’s internal control over financial reporting that are reasonably likely to affect the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

As of December 31, 2007, the Company determined that it had a deficiency in internal controls over the application of current U.S. GAAP principles originating in 2004 when an effective review of the Balance Sheet was not performed. As a result of the ineffective review, errors in the year-end 2004 were not detected prior to the issuance of the annual 2004 consolidated financial statements. This control deficiency resulted in the restatement of our annual 2004 consolidated financial statements as set forth in Form 10-KSB/A filed June 14, 2006. Management concluded that this and other control deficiencies constituted a material weakness that continued throughout 2005, 2006 and 2007.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our officers, directors and key employees are as follows:

Name	Age	Position
Perry D. Logan	80	Chief Executive Officer, President, and Director
Steven G. Mihaylo	67	Chairman of the Board of Directors
Wesley G. Sprunk	73	Director
Thaddeus (Ted) F. Marek	67	Director, Secretary/Treasurer, CFO & CAO
Gregg C. Johnson	44	Executive VP and COO

Directors are elected to serve for a one-year term. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.

Perry D. Logan, President and CEO, Director and Member of Corporate Governance Committee

Perry Logan has been a director of the Company since January 2007 and became an officer of the Company in May 2007. His business career is centered predominantly in the automotive industry as an owner of several major dealerships in the greater Phoenix area, as well as interests in dealerships in other regions since 1965.

Steven G. Mihaylo, Chairman of the Board and ad-hoc member of all Board Committees

Mr. Mihaylo has been a director of the Company since October 2008.  He was the founder, Chairman and CEO of Inter-Tel, Incorporated and served in such capacity from inception in 1969 through February 2006, and then as a director of Inter-Tel Incorporated until its sale to a private equity group in 2007.  Mr. Mihaylo holds a Bachelor of Business Administration from Cal State Fullerton 1969.

Wesley G. Sprunk, Director, Member of Corporate Governance and Audit Committees

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

Thaddeus (Ted) F. Marek, Secretary/Treasurer, CFO, CAO, Director and Member of Audit Committee and chair of Corporate Governance Committee

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

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Executive Officers and Directors - continued

Gregg C. Johnson, Executive Vice President & C.O.O.

Gregg Johnson has been with SKYE since late 2004 and has been responsible for many functions, including the development of the Fortis™ and Paradigm™ products and technologies.  Mr. Johnson is also a lawyer (not admitted in AZ) with extensive experience in management of entrepreneurial companies. He received his law degree in 1988 from Osgoode Hall Law School in Toronto, Canada and was admitted as a lawyer in Alberta in 1989. His extensive legal career has included private practice in Tokyo, Japan with Aoki, Christensen & Nomoto (now Baker & McKenzie), where his practice focused on Japanese securities regulation and international debt instruments, and in Jeddah, Saudi Arabia, with the Law Offices of Dr. Mujahid M. Al-Sawwaf, where he acted as Outside Middle East Counsel to many fortune 500 companies. His career has included experience in corporate finance and venture capital for emerging growth companies across Canada and the United States. He was instrumental in building and growing many successful companies and he has been an officer and director of numerous Canadian and U.S. public companies over his career. Additionally Mr. Johnson was elected as a Councilor and later Mayor of Red Deer County, AB from October 1998 to October 2004. In October 2004 Mr. Johnson was appointed as an Appeals Commissioner (Administrative Law Judge) with the Alberta Appeals Commission where he served part-time until April 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Reporting Person	Date Report Due	Date Report Filed
Perry D. Logan	Form 4 due July 2, 2008	July 3, 2008
Perry D. Logan	Form 4 due October 3, 2008	October 23, 2008
Perry D. Logan	Form 4 due November 18, 2008	December 1, 2008
Ted Marek	Form 4 due March 5, 2008	March 10, 2008
Ted Marek	Form 4 due March 13, 2008	March 20, 2008
Ted Marek	Form 4 due March 13, 2008	March 26, 2008
Ted Marek	Form 4 due June 2, 2008	June 9, 2008
Ted Marek	Form 4 due June 6, 2008	June 12, 2008
Ted Marek	Form 4 due June 18, 2008	June 24, 2008
Ted Marek	Form 4 due July 2, 2008	July 3, 2008
Ted Marek	Form 4 due August 1, 2008	August 4, 2008
Ted Marek	Form 4 due August 20, 2008	August 21, 2008
Ted Marek	Form 4 due September 29, 2008	October 2, 2008
Ted Marek	Form 4 due October 3, 2008	October 23, 2008
Ted Marek	Form 4 due November 3, 2008	November 12, 2008
Ted Marek	Form 4 due November 18, 2008	December 1, 2008
Ted Marek	Form 4 due December 5, 2008	December 11, 2008
Ted Marek	Form 4 due December 18, 2008	December 22, 2008
Ted Marek	Form 4 due December 30, 2008	January 6, 2009
Wesley G. Sprunk	Form 4 due July 2, 2008	July 3, 2008

Code of Ethics

The Company maintains a Code of Ethics that was filed with its Annual Report on Form 10-KSB for the financial year ended December 31, 2007. That code applies to the chief executive, senior management, directors, financial and accounting officers, controller and persons performing similar functions.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Audit Committee

The Company’s Audit Committee consists of Directors: Logan (Chairman), Sprunk and Marek. Mr. Marek has been designated by the Audit Committee as an “audit committee financial expert.”  As Mr. Marek is an officer of the Company, he is not independent.

The Company adopted a Corporate Governance Charter and Code of Ethics on March 1, 2007.  The Corporate Governance Committee consists of: Logan (Chairman), Sprunk and Marek. The Corporate Governance Charter adopted a procedure whereby the Corporate Governance Committee of the Board must consider nominations of potential directors to its board from shareholders and interested parties alike.

ITEM 11.	EXECUTIVE COMPENSATION

The table below sets forth the remuneration of our chief executive officer during our last two completed fiscal years (the years ended December 31, 2008 and December 31, 2007), as well as other executive officers whose total annual compensation equaled or exceeded $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Perry Logan, Chief Executive Officer, President (1)	2008 2007	-0- -0-	-0- -0-	120,000(2) 27,400	77,192(3) -0-	-0- -0-	-0- -0-	-0- -0-	197,192 27,400
Thaddeus (Ted) F. Marek, Chief Financial Officer, Secretary-Treasurer, Chief Accounting Office (4)	2008 2007	-0- -0-	-0- -0-	120,000(2) 27,400	77,192(3) -0-	-0- -0-	-0- -0-	-0- -0-	197,192 27,400
Gregg C. Johnson, Executive Vice President	2008 2007	135,074 95,500	5,073 -0-	-0- -0-	77,192(3) -0-	-0- -0-	-0- -0-	847 -0-	218,186 95,500

(1)	Mr. Logan became our Chief Executive Officer and President on May 3, 2007.
(2)	Mr. Marek and Mr. Logan received 50,000 shares each for service as director and 250,000 shares each for consulting services.
(3)
On October 1, 2008, each officer received an option to purchase 500,000 shares at $0.50 per share which is exercisable through October 1, 2013.  The options were valued using the Black-Scholes model with the following assumptions:  a discounted stock price of $0.18, exercise price of $0.50, 5-year option, risk-free rate of 3.3 and a volatility rate of 149%.

(4)	Mr. Marek became Secretary-Treasurer on May 3, 2007 and assumed the additional roles as Chief Financial Officer and Chief Accounting Officer on October 28, 2008.

We entered into Personal Services Agreements with Perry Logan and Ted Marek dated May 15, 2008, that ended on December 31, 2008, and provided for automatic renewals for successive 12-month periods unless earlier terminated.  Under the terms of the agreements, we are obligated to pay each of them annual cash compensation of $120,000 and reimburse them for vehicle operating and insurance costs.  At the discretion of Mr. Logan or Mr. Marek, the cash compensation may be paid in the form of shares of our common stock priced at the lowest closing bid price of the stock over the ten trading days prior to the issuance of the shares.  Each received options to purchase 500,000 shares of common stock exercisable at $0.50 per share for a period of five years and piggy-back registration rights with respect to the shares.  The agreement may be terminated by us for cause or in the event of death or disability or by Mr. Logan or Mr. Marek upon 90 days prior written notice.  The agreements include a two-year non-compete provision.

ITEM 11.	EXECUTIVE COMPENSATION - continued

For the 2009 fiscal year, we pay Gregg Johnson annual cash compensation of $150,000 and provide a monthly car allowance of $500 per month, as well as reimbursement of vehicle operating and insurance costs.  At our discretion, we may pay up to $30,000 of the cash compensation in the form of shares of our common stock, priced at the lowest closing bid price of the stock over the ten trading days prior to the issuance of the shares. Mr. Johnson received options to purchase 500,000 shares of common stock, exercisable at $0.50 per share for a period of five years, and piggy-back registration rights with respect to the shares.  The agreement may be terminated by us for cause or in the event of death or disability, or by Mr. Johnson upon 90 days prior written notice.  The agreement includes a two-year non-compete provision.

Outstanding Equity Awards at Fiscal Year-End
Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested(#)	Market Value of Shares or Units of Stock that have not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Perry Logan	500,000	-0-	-0-	0.50	10/1/2013	-0-	-0-	-0-	-0-
Thaddeus (Ted) Marek	500,000	-0-	-0-	0.50	10/1/2013	-0-	-0-	-0-	-0-
Gregg C. Johnson	500,000	-0-	-0-	0.50	10/1/2013	-0-	-0-	-0-	-0-

Compensation of Directors

Each of our non-employee directors receives reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.

Compensation for our directors for our last completed fiscal year is set forth below, with the exception of Perry Logan and Ted Marek, whose compensation is disclosed above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark D. Chester	-0-	40,000(1)	-0-	-0-	-0-	-0-	40,000
Barry M. Goldwater, Jr.	-0-	40,000	-0-	-0-	-0-	-0-	40,000
Steven G. Mihaylo	-0-	-0- (2)	-0-	-0-	-0-	-0-	-0-
Wesley G. Sprunk	-0-	40,000	-0-	-0-	-0-	-0-	40,000

(1)	Mr. Chester’s awards do not include shares issued for legal services performed for the Company.
(2)	Mr. Mihaylo joined the Board in October, 2008 but did not serve long enough to warrant payment at year end December 31, 2008.

Each Director is entitled to receive 50,000 restricted common shares for each quarter year of service to the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 10, 2009, concerning shares of the Company’s common stock, the only class of securities that are issued and outstanding, held by (1) each stockholder known to own beneficially more than five percent of the common stock, (2) each of the directors, (3) each of the executive officers, and (4) all of the directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Ted F. Marek 9977 N. 90th Street, Suite 220 Scottsdale, AZ 85258	3,837,906 (3,5)	25.71%
Perry D. Logan PO Box 35080 Las Vegas, NV 89144	2,856,416 (4,5)	19.13%
D. Scott Hemingway 1717 Main Street, Suite 2500 Dallas, TX 75201	880,596	6.32%
Gregg C. Johnson 7701 E. Gray Rd., Ste 104 Scottsdale, AZ 85260	1,708,639 (5)	11.45%
Wesley G. Sprunk 3451 S. 40th Street Phoenix, AZ 85040	320,463	2.30%
Steven G. Mihaylo 7701 E. Gray Rd., Ste 104 Scottsdale, AZ 85260	6,100,000 (6)	32.06%
Barry M. Goldwater, Jr. 3104 E. Camelback Road, Suite 274 Phoenix, AZ 85106	134,027(7)	0.96%
Mark D. Chester 8777 N. Gainey Ctr. Dr. Suite 191 Scottsdale, AZ 85258	550,151(8)	3.94%
All officers and directors as a group (7 persons)	15,507,602 (9)	70.40%

(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 13,927,915 shares of Common Stock outstanding as of March 10, 2009.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 10, 2009, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)	Includes shares held of record by Ted Marek Family Trust and shares held of record by Ted Marek Real Estate Defined Benefit Pension Plan,
(4)	Includes shares held of record by Perry and Rose Logan as Joint Tenants.
(5)	Includes 1,000,000 shares issuable upon exercise of vested stock options.
(6)	Includes 5,100,000 shares issuable upon conversion of amounts owed under the Convertible Debenture between the Company and the Steven G. Mihaylo, Trust (beneficially owned by Steven G. Mihaylo).
(7)	Mr. Goldwater ceased to be a Director on June 23, 2008.
(8)	Mr. Chester ceased to be a Director on December 30, 2008.
(9)	Includes 8,100,000 shares issuable upon exercise of vested options or upon conversion of debt to common shares under existing debentures.

Changes in Control

The Company is not aware of any arrangements which may result in a change in control of the Company, other than the possible issuance of shares upon conversion of amounts owed under the convertible debenture between the Company and the Steven G. Mihaylo Trust.

Equity Compensation Plans

As of December 31, 2008 our equity compensation plans were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	1,700,000	$0.5294	N/A
Total	1,700,000	$0.5294	N/A

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

Equity Compensation Plans - continued

The Company has granted options to (1) Sundance Financial Corp. and Digital Crossing, LLC, to purchase 75,000 shares each of common stock at an exercise price of $2.00 per share. The option may be exercised, in whole or in part, at any time within a ten-year period beginning February 11, 2004, and ending February 11, 2014; and to (2) Ted Marek, Perry Logan and Gregg Johnson to purchase 500,000 shares each of common stock at an exercise price of $0.50 per share. The option may be exercised, in whole or in part, at any time within a five-year period beginning October 1, 2008, and ending October 1, 2013; and to (3)  Ted Marek, Perry Logan and Gregg Johnson to purchase 500,000 shares each of common stock at an exercise price of $0.50 per share. The option may be exercised, in whole or in part, at any time within a five-year period beginning March, 2009, and ending February 28, 2014; and to (4)  Ronald O. Abernathy to purchase 12,500 shares of common stock at an exercise price of $2.00 per share.  The option may be exercised, in whole or in part, at any time within a five-year period beginning September 8, 2006, and ending September 7, 2011; and to (5) Mark D. Chester to purchase 37,500 shares at an exercise price of $2.00 per share. The options may be exercised, in whole or in part, at any time within a five-year period beginning September 8, 2006 and ending September 7, 2011. All outstanding options are fully exercisable as of the grant date, and require that the exercise price be paid in cash. The number of shares purchasable upon exercise of such option are subject to certain adjustments, and in certain circumstances the price per share may also be adjusted. The grantees have unlimited piggy-back registration rights to have shares purchased pursuant to the option included in any registration statement filed by the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Professional Fee Retainer Agreements

The Company entered into professional fee retainer agreement with Chester & Schein, PLLC, a law firm partnership among Mark Chester and others.  Mark Chester was a director of the Company from September 2006 until his resignation on December 30, 2008.  Mr. Chester’s firm provided outside legal counsel services to the Company during the year until the termination of the agreement effective November 1, 2008.  During the duration of the agreement Chester & Schein, PLLC was compensated at a variable rate of $10,000 per month and $7,500 per month, with all such fees paid in the Company’s common stock at the rate of $0.80 per common share.

During the year ended December 31, 2008, the Company issued 137,500 shares to Mark D. Chester, the director, for legal services valued at $110,000.

Other Amounts Owed to Related Parties

At December 31, 2008, the following amounts were owed to related parties:

Name	Relationship	Amount	Factual Background
Steven D. Mihaylo	Chairman and director	$900,000	Unsecured convertible debenture issued in 2008 that accrues interest at 10% per annum(1)
Ted F. Marek	Officer and director	$140,000	Short Term note issued in 2008 that accrues interest at 15% per annum.

(1)	As of March 10, 2009 the debenture indebtedness was $1,275,000.
(2)	As of March 10, 2009 the principal balance of the short term note was $120,000.

On September 17, 2008, we executed a convertible debenture in favor of the Steven G. Mihaylo Trust, as restated, dated December 13, 2001  the (“Mihaylo Trust”), pursuant to which we received a working capital facility of up to $1,500,000.  We have been using the working capital facility for general working capital purposes including, specifically, funds to enable us to commence the commercial production and sale of our patented FORTIS™ line of electric tankless water heaters, as well as the certification and commercialization of a suite of products utilizing our patented Paradigm™ technology.

We may draw up to $1,500,000 during the term of the Debenture that expires on September 16, 2013 (the “Maturity Date”).  We have agreed to pay interest on any outstanding principal amount under the Debenture at the rate of 10% per annum, compounded annually from the date of each draw, and payable on the Maturity Date.  We have reserved the right to prepay the Debenture without penalty upon the giving of Notice.  The Mihaylo Trust has the right to convert, at any time, all or any portion of the Debenture into shares of our common stock at the conversion rate of $0.25 per share (subject to adjustment in the event of certain corporate restructuring events as described in the terms of the Debenture).  All such shares of common stock to be issued pursuant to such conversion shall be restricted securities and thus will not be registered under the Securities Act of 1933.

The entire unpaid and unredeemed balance of the Debenture and all interest accrued and unpaid shall, at the election of the Mihaylo Trust, be and become immediately due and payable upon the occurrence of  certain events of default including: (a) the non-payment when due of principal and interest or of any other payment as provided in the Debenture; (b) if we, excluding any subsidiary or affiliate of ours (i) applies for or consents to the appointment of, or if there shall be a taking of possession by, a receiver, custodian, trustee or liquidator for us or any of our property; (ii) become generally unable to pay our debts as they become due; (iii) make a general assignment for the benefit of creditors or becomes insolvent; (iv) file or are served with any petition for relief under the Bankruptcy Code or any similar federal or state statute; or (v) default with respect to any evidence of indebtedness or liability for borrowed money, or any such indebtedness shall not be paid as and when due and payable, and (c) any failure us issue and deliver shares of common stock as provided in the Debenture.

Mr. Mihaylo was not a director at the time of this transaction.  He became a director on October 24, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

Purchase of Common Stock

During the year ended December 31, 2008, Ted Marek and Steven Mihaylo purchased 316,400 and 1,000,000 shares, respectively, for total cash consideration of $421,250.

Issuance of Common Stock to Repay Debt

During the year ended December 31, 2008, we issued shares of our common stock to the following for the repayment of debt:

Name	Number of Shares Issued	Amount of Debt Repaid
Wesley G. Sprunk	196,000	$62,720
Ted Marek	1,371,875	$439,000
Perry Logan	1,371,875	$439,000
Gregg Johnson	448,500	$143,520

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

Wesley G. Sprunk and Steven G. Mihaylo are independent directors under the above definition.  We do not list that definition on our Internet website.

We presently do not have a compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees, except for an Audit Committee and Corporate Governance Committee that performs all of the functions of a compensation, nominating, stock plan and executive committee of the Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Moore and Associates, Chartered, billed the Company $12,500 for the audit of the 2008 annual financial statement. For the fiscal year ended December 31, 2007, Moore and Associates, Chartered billed $20,000 for the 2007 annual audit and reviews of its quarterly financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2008 and 2007.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2008 and 2007.

All Other Fees

There were no fees billed for other services for the fiscal years ended December 31, 2008 and 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

Pre-Approval Policies and Procedures

Prior to engaging the accountants or auditors to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. The Board in accordance with Company procedures approved all of the services described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc. (5)
3.6	Bylaws, as Amended (6)
3.7	Certificate of Change Pursuant to NRS 78.209, as corrected (7)
10.1	2003 Stock Incentive Plan (8)
10.2	2003 Stock Incentive Plan #2 (9)
10.3	2005 Stock Incentive Plan (10)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc., and Skye International, Inc. (11)
10.5	Consulting Agreement between Skye International, Inc., and Sundance Financial Corp, including amendments (5)
10.6	Consulting Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments (5)
10.7	Stock Option Agreement between Skye International, Inc., and Sundance Financial Corp., including amendments (5)
10.8	Stock Option Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments (5)
10.9	Steven G. Mihaylo Trust Convertible Debenture (12)
10.10	Loan Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007
10.11	Loan Agreement with Perry Logan dated October 12, 2007
10.12	Security Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007
10.13	Security Agreement with Perry Logan dated October 12, 2007
10.14	15% Secured Convertible Promissory Note with Thaddeus (Ted) F. Marek dated October 12, 2007
10.15	15% Secured Convertible Promissory Note with Perry Logan dated October 12, 2007
10.16	Personal Services Agreement with Perry D. Logan dated May 15, 2008
10.17	Personal Services Agreement with Thaddeus (Ted) F. Marek dated May 15, 2008
14.1	Code of Ethics (13)
16.1	Letter from Shelley International, CPA (14)
16.2	Letter from Semple & Cooper, CPA (15)
21.1	Subsidiaries of Skye International, Inc. (5)
23.1	Consent of Moore & Associates, Chartered
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed May 20, 2008
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006
(12)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed September 22, 2008
(13)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2007
(14)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K/A, filed March 7, 2006.
(15)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K/A, filed June 15, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYE INTERNATIONAL INC.

Date: March 26, 2009	By:	/s/ Perry D. Logan
Perry D. Logan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Perry D. Logan	Chief Executive Officer and Director	March 26, 2009
Perry D. Logan	(Principal Executive Officer)

/s/ Thaddeus (Ted) F. Marek	Interim Chief Financial Officer	March 26, 2009
Thaddeus (Ted) F. Marek	(Principal Financial Officer)

/s/ Thaddeus (Ted) F. Marek	Chief Accounting Officer	March 26, 2009
Thaddeus (Ted) F. Marek	(Principal Accounting Officer)

/s/ Steven G. Mihaylo	Director	March 26, 2009
Steven G. Mihaylo

/s/ Wesley G. Sprunk	Director	March 26, 2009
Wesley G. Sprunk

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc. (5)
3.6	Bylaws, as Amended (6)
3.7	Certificate of Change Pursuant to NRS 78.209, as corrected (7)
10.1	2003 Stock Incentive Plan (8)
10.2	2003 Stock Incentive Plan #2 (9)
10.3	2005 Stock Incentive Plan (10)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc., and Skye International, Inc. (11)
10.5	Consulting Agreement between Skye International, Inc., and Sundance Financial Corp, including amendments (5)
10.6	Consulting Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments (5)
10.7	Stock Option Agreement between Skye International, Inc., and Sundance Financial Corp., including amendments (5)
10.8	Stock Option Agreement between Skye International, Inc., and Digital Crossing, LLC, including amendments (5)
10.9	Steven G. Mihaylo Trust Convertible Debenture (12)
10.10	Loan Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007
10.11	Loan Agreement with Perry Logan dated October 12, 2007
10.12	Security Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007
10.13	Security Agreement with Perry Logan dated October 12, 2007
10.14	15% Secured Convertible Promissory Note with Thaddeus (Ted) F. Marek dated October 12, 2007
10.15	15% Secured Convertible Promissory Note with Perry Logan dated October 12, 2007
10.16	Personal Services Agreement with Perry D. Logan dated May 15, 2008
10.17	Personal Services Agreement with Thaddeus (Ted) F. Marek dated May 15, 2008
14.1	Code of Ethics (13)
16.1	Letter from Shelley International, CPA (14)
16.2	Letter from Semple & Cooper, CPA (15)
21.1	Subsidiaries of Skye International, Inc. (5)
23.1	Consent of Moore & Associates, Chartered
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed May 20, 2008
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006
(12)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed September 22, 2008
(13)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2007
(14)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K/A, filed March 7, 2006.
(15)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K/A, filed June 15, 2006.

SKYE INTERNATIONAL, INC., AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDER DEFICIT	F-5

CONSOLIDATED STATEMENTS OF CASH FLOW	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-15

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skye International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SKYE International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SKYE International, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred net losses since inception with an accumulated deficit of $15,065,970 as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 26, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SKYE International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$37,822	35,331
Accounts Receivable	4,852	-
Inventory	443,978	119,668
Prepaid Expenses	91,671	82,510

Total Current Assets	578,323	237,509

EQUIPMENT, NET	77,638	46,754

OTHER ASSETS
Deposits	2,460	2,460

Total Other Assets	2,460	2,460

Total Assets	$658,421	286,723

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$312,189	1,227,923
Accrued Expenses	82,041	206,231
Notes Payable - Related Parties	413,000	1,905,763
Current Portion – Long Term Debt	4,407	-
Accrued Interest Payable	134,414	76,267
Warranty Accrual	43,486	34,570
Customer Deposits	-	103,371
Total Current Liabilities	989,537	3,554,125

LONG-TERM DEBT
Notes Payable	8,814	-
Convertible Debt	8,055
Total Liabilities	1,006,406	3,554,125

STOCKHOLDERS' EQUITY
Common Stock: 100,000,000 shares
authorized at $0.001par value;
Issued and outstanding 13,927,915 and
7,481,813 shares, respectively	13,928	7,482
Common Stock Subscribed	(24,000)	108,675
Paid in Capital	14,728,057	11,152,911
Accumulated Deficit	(15,065,970)	(14,536,470)

Total Stockholders' Equity (Deficit)	(347,985)	(3,267,402)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$658,421	286,723

The accompanying notes are an integral part of these financial statements.

SKYE International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
REVENUES
Product Sales	$72,949	$-
Other Income	254	-

Total Revenues	73,203	-

Cost of Goods Sold	54,170	-

Gross Profit	19,033	-

EXPENSES
Legal and Professional	1,507,766	962,207
General and Administrative	428,010	341,635
Research and Development	231,624	629,299
Advertising and Marketing	48,065	-
Depreciation	19,092	2,761

Total Expenses	2,234,557	1,935,902

Net (Loss) from Operations	(2,215,524)	(1,935,902)

OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	1,823,955	2,152
Interest Expense	(137,931)	(74,920)

Total Other Income (Expense)	1,686,024	(72,768)

Net (Loss) before Income Taxes	(529,500)	(2,008,670)

Income Tax Expense	-	-

NET (LOSS)	$(529,500)	$(2,008,670)

Basic and diluted (loss) per share	$(0.05)	$(0.34)

Weighted Average Number of Common
Shares Outstanding	10,704,864	5,954,584

The accompanying notes are an integral part of these financial statements.

SKYE International, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2006	5,405,561	5,406	108,675	9,272,525	(12,527,800)	(3,141,194)

Common stock issued for related party services	147,750	148		154,562		154,710
Common stock issued for consulting services	1,635,752	1,636		1,421,186		1,422,822
Common stock issued for debt	27,500	27		18,873		18,900
Common stock issued for cash	265,250	265		285,765		286,030

Net (Loss)					(2,008,670)	(2,008,670)

Balance December 31, 2007	7,481,813	7,482	108,675	11,152,911	(14,536,470)	(3,267,402)

Common stock issued for related party services	62,500	62		49,938		50,000
Common stock issued for consulting services	1,204,905	1,205		692,590		693,795

Common stock issued for cash	1,672,656	1,673	(24,000)	533,577		511,250

Common stock issued for related party debt	3,506,104	3,506	(108,675)	1,167,464		1,062,295
Beneficial conversion feature	-	-		900,000		900,000
Fair value of options granted	-	-		231,577		231,577
Fractional shares cancelled in reverse stock split	(63)	-		-		-
Net (Loss)					(529,500)	(529,500)

Balance December 31, 2008	13,927,915	$13,928	$(24,000)	$14,728,057	$(15,065,970)	$(347,985)

The accompanying notes are an integral part of these financial statements.

SKYE international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007

Operating Activities

Net (Loss)	$(529,500)	$(2,008,670)
Gain on Extinguishment of Debt	(1,823,954)	(2,152)
Depreciation Expense	19,092	2,761
Amortization of discount on Convertible Debt	8,055	-
Shares and options issued for services rendered	975,371	1,577,532
Changes in assets and liabilities:
Inventory	(324,310)	43,394
Accounts Receivable	(4,852)	-
Prepaid Expense	(9,161)	16,869
Deposits	(103,371)	(2,460)
Accrued Interest Payable	58,147	3,350
Accounts Payable and Accrued Expenses	31,288	(869,731)

Net Cash (Used) by Operating Activities	(1,703,195)	(1,239,107)

Investing Activities

(Purchase) Disposal of Assets	(49,976)	(5,594)

Net Cash Provided (Used) by Investing Activities	(49,976)	(5,594)

Financing Activities

Proceeds from Notes payable	1,246,544	985,330
Repayment of Notes Payable	(2,132)	-
Proceeds from Common Stock	511,250	286,030
Net Cash Provided by Financing Activities	1,755,662	1,271,360

Net Increase/(Decrease) in Cash	2,491	26,659

Cash, Beginning of Year	35,331	8,672

Cash, End of Year	$37,822	$35,331

Supplemental Information:
Taxes	$-	$-
Interest Expense	$71,570	$71,570

Non Cash Financing Activities:
Common Stock Issued for Debt	$1,062,295	$18,900

The accompanying notes are an integral part of these financial statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1.                 THE COMPANY

The Company

SKYE International, Inc., a Nevada corporation, was originally organized on November 23, 1993, as Amexan, Inc. On June 1, 1998, the name was changed to Nostalgia Motorcars, Inc. On June 11, 2002, the Company changed its name to Elution Technologies, Inc. It changed its name to Tankless Systems Worldwide, Inc. on June 4, 2003, and to SKYE International, Inc. on October 21, 2005.

SKYE has two wholly owned subsidiary corporations:

•	Envirotech Systems Worldwide, Inc., an Arizona corporation (“Envirotech”); and
•	ION Tankless, Inc., an Arizona corporation (“ION”).

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

In January 2004, SKYE formed ION to perform research, development and marketing of new heating technologies.  Prior to the commencement of sales during 2008, the Company was classified as a development stage enterprise.

Nature of Business

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products, including, initially, several models of an electric, tankless water heater.  The Company’s products, together with a limited quantity of related parts purchased for resale, are sold primarily through manufacturer representatives and wholesale distributors in the United States and Canada. Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1.                 THE COMPANY - continued

These Consolidated Financial Statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As described more fully below, there is substantial doubt about the Company's ability to continue as a going concern which is predicated upon, among other things, the ability to generate cash flows from operations and, when necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations.

Recently Issued Accounting Standards

The following is a listing of the most recent accounting standards and their effect on the Company.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 1.                 THE COMPANY - continued

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. Including promissory notes, and related party liabilities, the fair value of these financial instruments approximates their carrying amount as of December 31, 2008, and December 31, 2007 due to the nature of or the short maturity of these instruments.

Research and Development

The Company's research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. The Company expenses product research and development costs as they are incurred. With the organization of its subsidiary ION, the Company continues to expense research and development costs as incurred in developing additional products based on new technologies. The Company incurred research and development expense of $231,624 and $629,299 during the years ended December 31, 2008 and 2007, respectively.

Marketing Strategy

The Company sells to large wholesale distributors through its network of manufacturer representatives. The Company has periodically advertised on cable television stations, at trade shows and through trade magazines and it maintains a website.

Revenue Recognition

The Company records sales when revenue is earned. The Company sells on credit to its distributors and manufacturer representatives. Due to the Company’s Warranty and Right of Return policy, six percent of the sales are recognized immediately and the balance is recognized 25 - 40 days after shipment of the product to the customer. All shipments are FOB shipping point. The Company no longer manufactures the ESI-2000 product lines and so the Company plans to refund the purchase price paid for undelivered heaters or, alternatively, to ship new heaters to those customers that did not receive delivery of an ESI-2000 heater. The Company had revenue from sales of products of $72,949 in 2008 and no revenue from sales of products during 2007.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 2.                 SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable

Accounts receivable are recorded when an order is received from a distributor and the product is shipped. An allowance for doubtful accounts will be set up based on the actual rate of uncollected accounts.  Net accounts receivable is as follows:

December 31,	2008	2007
Accounts Receivable	$4,852	$-0-
Less: Allowance for Doubtful Accounts	(-0-)	(-0-)
Net Accounts Receivable	$4,852	$-0-

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from inability of the company’s customers to make the required payments. The Company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and external factors that may impact collectability.

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site. Advertising is expensed when incurred. Advertising expense for the years ended December 31, 2008 and 2007, was $48,065 and $-0- respectively.

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

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which range from two to seven years. Fixed assets consist of the following:

December 31,	2008	2007
Equipment, Furniture and Fixtures	$110,823	$79,200
Vehicles	18,353	-
Less: Accumulated Depreciation	(51,538)	(32,446)
Net Fixed Assets	$77,638	$46,754

Patents

We evaluate potential impairment of long-lived assets in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS No. 144 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Patent and software costs include direct costs of obtaining patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years and software over five years. The Company has no capitalized patent and software costs at December 31, 2008 and 2007.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 2.                 SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings per Share

The basic (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares outstanding during the year.

The Company has potentially dilutive securities outstanding at the end of the statement periods. However, they are excluded from the computation of basic and diluted earnings per share because they anti-dilutive. The Company has 1,700,000 options outstanding at December 31, 2008. There is also $900,000 of outstanding convertible debt which may be converted into 3,600,000 shares of the Company’s common stock.

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

Warranty and Right of Return

In connection with the sale of each product, the Company provides a limited 30-day money back guarantee less a 6% restocking charge. After the 30 days the Company provides a five year warranty on replacement of parts. The tank chamber is warranted not to leak for 10 years. The Company has limited history with claims against its warranty. The Company defers a portion of the revenue as would generally be required for post-contract customer support ("PCS") arrangements under SOP 97-2. Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty. As of December 31, 2008 a total reserve of $43,486 for refunds and warranties were recorded against product sales.

Balance of Warranty Accrual for 2003	$3,240
Balance of Warranty Accrual for 2004	9,725
Balance of Warranty Accrual for 2005	21,605
Balance of Warranty Accrual for 2006	-0-
Balance of Warranty Accrual for 2007	-0-
Balance of Warranty Accrual for 2008	8,916
Total Warranty Accrual as of December 31, 2007	$43,486

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 3                  NOTES PAYABLE AND CONVERTIBLE DEBT OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

Year Ended December 31,	2008	2007
Convertible Notes, Unsecured, Matured March 2001 bear 12.5% Interest, principle and interest convertible into one common share and one warrant at 75% of the average closing price over the 10-day period prior to conversion. Warrants have expired and notes have not been converted and are in default.	$-	$163,366
Convertible Notes, Unsecured, Mature five-years from issue date, bear 10% Interest payable quarterly, principle and interest convertible into one common share for each outstanding $0.25. Principal amount of $900,000 net of the discount for the fair value of the beneficial conversion feature of $891,945 as of December 31, 2008:	8,055	-
Vehicle purchase contract, 6% Interest, secured by vehicle; $426 due monthly through July 2011.	13,221	-
Demand Note with Former Distributor of Subsidiary, in Settlement and Repurchase of Distributorship Territory, 7% Interest; Note is in default	-	519,074
Demand Note Made by Subsidiary, 10% Interest, Payable Monthly; Note is in default	-	11,880
Demand Note Made by Subsidiary, 6% Interest; Note is in default	-	35,000
Demand Note Made by Subsidiary, Note is in default	-	72,391
Unsecured Demand Note made in favor of related party;	120,000	120,000
Unsecured Demand Note made in favor of related party;	140,000	13,825
Unsecured Demand Note made in favor of related parties;	78,000	66,284
Convertible Notes, Unsecured, Issued March 2006, Matured March 2007, bear 5% Interest, principle and interest convertible into one common share $0.55 per share. Notes have not been converted.	75,000	75,000
Demand Note Made by SKYE in favor of consultants	-	828,943
Total	$434,276	$1,905,763

Maturities of Long-Term Debt and Amortization of the Discount are as follows:

2009	$417,407	$180,000
2010	6,611	180,000
2011	2,203	180,000
2012	-	180,000
2013	900,000	171,945

Total	$1,326,221	$891,945

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

Note 4.                 STOCKHOLDERS’ EQUITY

On March 24, 2005, the Company adopted an employee stock incentive plan setting aside 500,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.   A compensation committee appointed by the Board of Directors has the right to grant awards or stock options and administers the plan. On March 30, 2005, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 500,000 shares provided by this plan, at a maximum offering price of $1.00 per share. As of December 31, 2008 and December 31, 2007, the Company has issued 462,541 and 462,541 shares respectively under the 2005 Stock Incentive Plan. As of December 31, 2008, 37,459 shares remain unissued under this Plan.

During 2008 the Company issued 62,500 shares for $50,000 in consulting services to related parties; 1,204,905 shares valued at $693,795 for other consulting services; 3,388,230 to retire $1,084,240 in related party debt; and 1,672,656 shares for $511,250 in cash in private placements. During 2007 the Company issued 6,543,009 shares for $1,422,822 in consulting services; 591,000 shares at $154,710 for employee stock awards; 110,000 shares to retire $18,900 in convertible notes; and 1,061,000 shares for $286,030 in cash in private placements. During 2008, the Company’s shares of common stock were reverse split on a 1 share for 4 shares basis. The Company’s financial statements have been restated to reflect the reverse stock split on a retro-active basis. The total common stock issued and outstanding at December 31, 2008 is 13,927,915 shares.

Warrants

No warrants are outstanding.

Stock Options

On February 11, 2004, the Company granted 5-year stock options to purchase 150,000 shares of restricted common stock at $2.00 per share to consultants assisting in company operations. Using a discounted stock price of $1.72, exercise price of $2.00, 5-year option, risk-free rate of 4.1% and a volatility rate of .038 the value of these options is calculated at $0.12 using the Black-Scholes model. The aggregate value of 150,000 options is $18,000. By amendment dated September 6, 2005, the option period has been extended for an additional 5 years, to expire February 11, 2014.  At December 31, 2008, none of the options have been exercised.

In September 2006, the Company granted options to each of its directors to purchase 12,500 shares at $2.00.  In addition it granted an option to its Chairman to purchase 37,500 shares at $2.00.  The options may be exercised at any time within five (5) years of the date of grant.  Using a discounted stock price of $1.96, exercise price of $2.00, 5-year option, risk-free rate of 5.35% and a volatility rate of .052 the value of these options is calculated at $0.12 using the Black-Scholes model. The aggregate value of 50,000 options is $32,216. At December 31, 2008, none of the options have been exercised.

In September 2008, the Company granted options to each of its three directors to purchase 500,000 shares at $0.50.   The options may be exercised at any time within five (5) years of the date of grant.  Using a discounted stock price of $0.18, exercise price of $0.50, 5-year option, risk-free rate of 3.3% and a volatility rate of 149% the value of these options is calculated at $0.42 using the Black-Scholes model. The aggregate value of 1,500,000 options is $231,577. At December 31, 2008, none of the options have been exercised.

Outstanding stock options are as follows:

Shares
Balance, December 31, 2006	200,000
Granted, 2007	0
Expired, 2007	0
Balance, December 31, 2007	200,000
Granted, 2008	1,500,000
Expired, 2008	0
Balance, December 31, 2008	1,700,000

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative Net Operating Loss of $15,071,231. The total valuation allowance is equal to the total deferred tax asset.

	2008	2007
Deferred Tax Asset	$4,335,043	$4,491,098
Valuation Allowance	$(4,335,043)	$(4,491,098)
Current Taxes Payable	-	-
Income Tax Expense	$-	$-

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1993-2003	$3,673,441	2013-2023
2004	1,893,331	2024
2005	4,051,870	2025
2006	2,463,287	2026
2007	303,908	2027
Total	$12,385,837

Note 6.                 LEASES AND OTHER COMMITMENTS

The Company offices out of leased premises comprising a total of approximately 2,180 square feet located at 7701 E. Gray Rd., Suite 104, Scottsdale, AZ 85260.  The Company entered into a one-year lease effective April 11, 2007, at a monthly lease cost of approximately $3,118, with a one year option at a reduced monthly cost of $2,672 per month through April 30, 2009.   In January 2009, the Company amended the lease with a three-year option to extend through April 30, 2011, with the option for the Company to provide 90 days notice of its intention to vacate.  Given the recent expansion of operations the Company intends to move to larger premises at some point during fiscal 2009.

Note 7.                 GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception with an accumulated deficit of $15,065,970 as of December 31, 2008. The Company has not generated meaningful revenues in the last 2 years. The Company has a working capital deficit of $411,214 as of December 31, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has funded all of its capital needs over the 2008 fiscal year by way of private placements and loans from related parties.  The Company is currently working to complete further private placements of an amount up to $2.3 million from related and third parties to fund our business strategy, but to date the Company has not yet raised any significant amount of capital. The Company’s business strategy requires it to raise in excess of $3 million over the next 12 month period in order to fully execute its business plan. Management believes that, in order to properly exploit the introduction of its products, it will be necessary to be positioned not only as a quality supplier of products, but also able to supply a sufficient volume of product to meet wholesale demand.

Note 8.                 CONTINGENCIES

The Company is subject to litigation in the normal course of business. The Company accrues the amount of legal liabilities when it determines that the plaintiff is more likely than not to prevail with its claim. The Company has accrued $70,000 for such claims as of December 31, 2008.