Form 10-Q
period 2009-03-31
SKYE INTERNATIONAL, INC
filed 2009-04-24
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

7701 E. Gray Rd, Suite 104 Scottsdale, AZ 85260

(Address of principal executive offices) (Zip Code)

(480) 993-2300

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No   (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,565,015 shares of Common Stock, $0.001 par value, as of April 21, 2009.

PART I - FINANCIAL INFORMATION

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$973	$37,822
Accounts Receivable	26,060	4,852
Inventory	541,874	443,978
Prepaid Expenses	93,847	91,671

Total Current Assets	662,754	578,323

EQUIPMENT, NET	74,516	77,638

OTHER ASSETS

Deposits	2,460	2,460

Total Other Assets	2,460	2,460

Total Assets	$739,730	$658,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$345,963	$312,189
Accrued Expenses	40,018	82,041
Notes Payable - Related Parties	400,500	413,000
Current portion, Long term debt	3.305	4,407
Accrued Interest Payable	172,141	134,414
Warranty Accrual	41,584	43,486

Total Current Liabilities	1,003,511	989,537

LONG-TERM LIABILITIES
Notes payable	8,636	8,814
Convertible Notes Payable, net	387,777	8,055

Total Liabilities	1,399,924	1,006,406

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 25,000,000 shares
authorized at $0.001par value;
Issued and outstanding 13,927,915 and
13,927,915 shares, respectively	13,928	13,928
Common Stock Subscribed	92,000	(24,000)
Additional Paid in Capital	14,728,057	14,728,057
Accumulated Deficit	(15,494,179)	(15,065,970)

Total Stockholders' Equity (Deficit)	(660,194)	(347,985)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$739,730	$658,421

The accompanying notes are an integral part of these statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
Product Sales	$44,989	$23,750
Other Income	-	-

Total Revenues	44,989	23,750

Cost of Goods Sold	42,451	17,500

Gross Profit	2,538	6,250

EXPENSES
Legal and Professional	130,515	67,008
General and Administrative	192,426	119,656
Research and Development	6,728	8,799
Advertising and Marketing	47,540	3,337
Depreciation	6,052	2,713

Total Expenses	383,261	201,513

Net (Loss) from Operations	(380,723)	(195,263)

OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	-	479,922
Interest Expense	(47,486)	(51,369)

Total Other Income (Expense)	(47,486)	428,553

Net Income (Loss) before Income Taxes	(428,209)	233,290

Income Tax Expense	-	-

NET INCOME (LOSS)	$(428,209)	$233,290

Basic and diluted earnings (loss) per common share	$(0.03)	$0.01

Weighted Average Number of Common
Shares Outstanding	13,927,915	7,481,813

The accompanying notes are an integral part of these statements.

Skye International, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(unaudited)

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2007	7,481,813	$7,482	$108,675	$11,152,910	$(14,536,470)	$(3,267,403)

Common stock issued for related party services	62,500	62		49,938		50,000
Common stock issued for consulting services	1,204,905	1,205		692,590		693,795
Common stock issued for cash	1,672,656	1,673	(24,000)	533,577		511,250
Common stock issued for related party debt	3,506,104	3,506	(108,675)	1,167,465		1,062,296
Beneficial conversion feature				900,000		900,000
Fair Value Options Granted				231,577		231,577
Fractional shares cancelled in reverse stock split	(63)
Net Loss					(529,500)	(529,500)

Balance December 31, 2008	13,927,915	13,928	(24,000)	14,728,057	(15,065,970)	(347.985)

Common Stock Subscribed To Be Issued			116,000			116,000
Net Loss					(428,209)	(428,209)

Balance March 31, 2009	13,927,915	$13,928	$92,000	$14,728,057	$(15,494,179)	$(660,194)

The accompanying notes are an integral part of these statements.

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008

Operating Activities

Net Income (Loss)	$(428,209)	$233,290
Gain on Extinguishment of Debt		(479,922)
Depreciation Expense	6,052	2,713
Amortization of Discount on Notes Payable	4,722	-
Changes in assets and liabilities:
Inventory	(97,896)	10,596
Accounts Receivable	(21,208)	(23,750)
Prepaid Expense	(2,176)	(3,117)

Accrued Interest Payable	37,727	(7,500)
Accounts Payable and Accrued Expenses	(10,151)	24,507

Net Cash (Used) in Operating Activities	(511,139)	(243,183)

Investing Activities

Purchase of Assets	(2,930)	(8,425)

Net Cash (Used) in Investing Activities	(2,930)	(8,425)

Financing Activities

Stock Subscriptions	116,000	2,034
Repayment of Notes Payable	(13,780)	-
Proceeds from Notes Payable	375,000	240,000

Net Cash Provided by Financing Activities	477,220	242,034

Net Increase/(Decrease) in Cash	(36,849)	(9,574)

Cash, Beginning of Period	37,822	35,331

Cash, End of Period	$973	$25,757

Supplemental Information:
Cash Paid for:
Income Taxes	$-	$-
Interest Expense	$4,667	$58,869

Non Cash Financing Activities:
Common Stock Issued for Debt	$-	$-

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Financial Statements
March 31, 2009 (unaudited)

NOTE 1 -
CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -
GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual losses, which have resulted in an accumulated deficit of $15,494,179 at March 31, 2009 and raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 -
SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company issued 277,100 shares of its common stock at $.25 per share for services performed, 260,000 shares of its common stock at $.25 per share for cash, and 100,000 shares of its common stock at $.27 per share for cash.

NOTE 4 -
INVENTORY

The Company contracts with several third parties to manufacture Fortis units, sub and final assemblies. Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value of $541,874 at March 31, 2009.   Parts and materials purchased for development and testing are directly expensed to Research and Development.

NOTE 5 -
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

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

o	our ability to diversify our operations;
o	our ability to successfully compete in the energy efficient industry;
o	inability to raise additional financing for working capital;
o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operation which may require management to make estimates about matters that are inherently uncertain;

o	our ability to attract key personnel;
o	our ability to operate profitably;
o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to achieve future sales levels or other operating results;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

Plan of Operation

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products including, initially, several models of electric tankless and point-of-use water heaters. The FORTIS™, Paradigm™ and HeatWave™ product lines, as well as future product lines, are sold primarily through manufacturer representatives in the wholesale market.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of debt and common stock and cash generated from our limited operations. As we continue our activities, we will continue to experience net negative cash flows from operations, pending receipt of significant revenues that generate a positive sales margin.  Commencing in the first quarter of 2007 and continuing throughout the first quarter of 2009, all of the Company’s cash needs were met through loans advanced to the Company by certain of its directors as well as private placements of common stock to third parties.

The Company expects that additional operating losses will occur until net margins gained from sales revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining nor be competitive in the areas in which it intends to operate.  The Company will require additional funds to continue commercial production of the FORTIS™, to tool up for production of the Paradigm™, to commence distribution of the HeatWave™ product line, and to fully implement its marketing plans.  Additionally, the Company will also require further development funds in order to engineer additional product lines utilizing the patented Paradigm™ technology. We anticipate obtaining additional financing to fund operations through common stock offerings, debt offerings and bank borrowings, to the extent available, or to obtain additional financing, to the extent necessary, to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

As of December 31, 2008 and continuing through March 31, 2009, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements which will require additional capital generated from the sale of common stock, the sale of preferred stock, or debt financing. Recent global events, as well as domestic economic factors, have recently limited the access of many companies to both debt and equity financings. As such, no assurance can be made that financing will be available or available on terms acceptable to the Company, and, if available, it may take either the form of debt or equity. In either case, any financing will have a negative impact on our financial condition and will likely result in an immediate and substantial dilution to our existing stockholders.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2009, we had available cash of $973, which will not be enough to pursue our business plan.  With the intention to continue to expand FORTIS™ production and add both the Paradigm™  and HeatWave™ product lines to our sales during the next twelve months we plan to seek financing opportunities, including further draws on the established debenture financing with our Chairman, Steven G. Mihaylo.  We plan to seek additional funding for operations through equity and/or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

Summary of any product research and development that we will perform for the term of the plan.

We anticipate contracting with outside engineering firms to provide the necessary research and development for new product lines incorporating the Company’s Paradigm™ technology.  However, at this point in time, we are unable to estimate how much those costs will be.

Expected purchase or sale of plant and significant equipment.

As we continue to grow our sales force we expect that it will be necessary to relocate into larger facilities capable of accommodating limited trans-shipping of parts and components used in the manufacturing process of our products.  Additionally, as we add new sales territories we expect that it will be necessary to add new computer hardware and software capable of assisting in the sales and customer service process.  We will also work to integrate our accounting and inventory systems so as to provide real time access to critical product inventory information to aide in the timely distribution of our products to our customers.

Significant changes in number of employees.

We entered into personal services agreements with our Chief Executive Officer, Perry Logan and our Chief Financial Officer and Secretary, Ted Marek during the second quarter of 2008.  The agreements are for a one year term and are automatically renewed.  The Company agrees to pay Messrs. Logan and Marek a base salary of $120,000 per annum payable in common stock of the Company.  Also, during the first quarter of 2009, we executed an employment agreement with L. Fred Huggins, to serve as our Vice President of Sales and Marketing.  Mr. Huggins agreed to serve in this position for two years at a base salary of $120,000 per year and an additional stock-based compensation of $30,000 per year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Executive Summary

The Company’s business is the design production, marketing and sale of consumer appliances. The Company’s premier consumer product is the FORTIS ™, a new series of electric tankless water heater. The Company markets the FORTIS ™ tankless water heater through an established and growing list of manufacturer representatives located in many states across the United States. On the heels of FORTIS™ will be a technology that the Company refers to as the Paradigm™.. This technology ushers in an entirely new method of heating water that is both fast and extremely efficient. The primary application for the Paradigm™ technology will be for the point-of-use, instantaneous water heating market. Having recently received Intertek safety certification to the UL499 and CSA C22.2 No. 64 standards, the Company expects to commence sales of its HeatWave™ product line during the second quarter of 2009.  The HeatWave™ product utilizes the Company’s proprietary heating technology to provide an innovative, powerful and inexpensive commercial point-of-use solution for local hot water code compliance in commercial buildings.

The Company has established relationship with contract manufacturers – Electrosem, LLC to produce its FORTIS ™ product line and Zhijiang Riches Electric Appliance Co. Ltd. to produce its HeatWave™ product line. With respect to the Paradigm™ product line, the Company expects that it will appoint a contract manufacturer during the second quarter of 2009 upon completion of current due-diligence investigation.  The company expects that it may take up to one year for the production, design, and processes to stabilize for each product line.  Once such processes and designs have stabilized, the Company will seek and implement product cost reductions accordingly.

Access to capital remains one of the most pressing considerations for the Company. The Company has continued to fund operations with loans from and equity private placements made to the Company’s directors as well as certain accredited investors.  In order to execute our business strategy, the Company must raise in excess of $3 million over the next 12-month period in order to fully execute our current business plan. Given the current business climate, and, in particular, the poor state of the credit and equity markets in the U.S. and worldwide, there can be no assurance that we will be able to raise such additional funding by way of either new debt or equity; and, in the event we are unable to raise the funds necessary to fund our business plan, it will be necessary to curtail such plans and this could have a detrimental impact on our business. In order to build a successful sales and marketing organization, it is necessary for the Company to be positioned not only as a quality supplier of product but also as a trusted and timely supplier as well.  As such, management believes that the Company must be in a position to carry product inventory levels necessary to ensure timely delivery in its markets.  Additionally, as further support in the markets, the Company must also be seen as having broad customer service and technical support for its products.  All of these needs have associated cash requirements as the Company grows its business.  These goals all require capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.

Over the balance of 2009 we will continue to focus our efforts on expanding production of the FORTIS™ and adding the availability of HeatWave™ brand in our markets.  We expect that commercial volumes of our HeatWave™ branded point-of-use water heaters will be available to the market in the second quarter 2009.  We will also focus our efforts on completing the safety certification of our Paradigm™ series of residential point-of-use water heaters with an expectation that such certification will be received during the second quarter of 2009.  Once the safety certification is complete we will work to commence production of the Paradigm™ product series, and it is likely we will commence such production in the late third quarter or early fourth quarter of 2009.

Additionally, we will continue to work and build our sales and customer service infrastructure to support product sales and revenue for the Company. Having recently appointed a VP of Sales & Marketing, we are now positioned to build out the sales and service infrastructure necessary to distribute our products on a national level.  We are currently engaged in a concerted effort to appoint Manufacturer Representatives over the balance of states in which we initially intend to focus our sales efforts.  We expect to complete this appointment process by the end of the second quarter of 2009.  On a parallel track we have worked to increase our web presence at www.tankless.com. Over the course of the next few months we expect to add new features and functionality to our website including streaming video guides for installation, as well as direct EDI connections to our largest customers.  All of our efforts are being done with a view to building a high quality brand that will continue to garner recognition in the industry as a premier supplier of high-end appliances.  We will continue to support our wholesale distribution channel and work with our customers and wholesale partners to grow our business into a respected and trusted manufacturer of high-quality appliances.

This is no small task and it will require a significant investment of capital, as well as a greatly expanded staff in order to execute our business plan.  The economic outlook globally is challenging for every business and we are no exception.  Since late 2007, the new home building market has seen unprecedented declines in new home starts, and the recent credit squeezes and lack of available credit has all but choked off a great portion of new commercial construction as well.  Recent U.S. government efforts to add liquidity and overall economic stimulus into the broader economy have not yet created expanded opportunities for the Company, and thus we expect sales opportunities to continue to be challenging for all of 2009 and likely into 2010 as well.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Revenues
For three months ended March 31:	2009	2008	Increase/(decrease)
			$	%
Revenue	$44,989	$23,750	$21,239	89

Revenues for the first quarter ended March 31, 2009 were $44,989 compared to revenues of $23,750 for the three months ended March 31, 2008.  Revenues recorded are for product sold and shipped.

General and Administrative expenses
For three months ended March 31:	2009	2008	Increase/(decrease)
			$	%
General & Administrative expenses	$192,426	$119,656	$72,770	61

General and administrative expenses increased by $72,770 during the three-month period ended March 31, 2009 as compared to the same period in 2008 reflecting the fact that the Company began to add more operational and administrative personnel and continue professional assistance with our continued efforts to execute our business plan and market our products during fiscal 2009.

Total Operating Expenses
For three months ended March 31:	2009	2008	Increase/(decrease)
			$	%
Total operating expenses	$383,261	$201,513	$181,748	90

Overall operating expenses during the quarter ended March 31, 2009 increased by $181,748 or approximately 90% because of additional costs incurred in connection with the addition of sales and marketing personnel as well as the addition of certain administrative personnel.

Other Income (Expense)
For three months ended March 31:	2009	2008	Increase/(decrease)
			$	%
Total other income (expense)	$ (47,486)	$ 428,553	$(476,039)	111

The Company began winding-up several of its subsidiaries during the first quarter of 2008. These subsidiaries had no assets and $1,228,761 of liabilities. When the subsidiaries were dissolved, the Company ceased to consolidate them. Accordingly, the Company recognized a gain for the liabilities that were relieved from the financial statements upon the deconsolidation of the subsidiaries during the quarter ended March 31, 2008.  For the three months ended March 31, 2009, there was no extinguishment gain, only interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Loss from Operations
For three months ended March 31:	2009	2008	Increase/(decrease)
			$
Net Income (Loss)	$(428,209)	$233,290	$(661,499)

The net loss for the three months ended March 31, 2009 was ($428,209) which is a 283% decline in the income recorded in the March 31, 2008 of $233,290. The income in 2008 was the result of a gain on extinguishment of debt of $479,922. Excluding this one-time gain the Company would have incurred a loss of $246,632 for the three months ended March 31, 2008.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements primarily through issuance of common stock and debt.  As we continue our activities, we will likely continue to experience net negative cash flows from operations, pending receipt of significant revenues.  Throughout the entire fiscal year 2008 and continuing through March 31, 2009 all of the Company’s cash needs were met through loans advanced to the Company by certain of its directors and other third parties, as well as cash flow from product sales.

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

Although the Company commenced full commercial sales of FORTIS™ product during the first quarter of 2009, the sales were not sufficient to fund continuing operations.  As such, we anticipate substantial increases in our cash requirements as we build our sales and distribution network which will require additional capital generated from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available and, if available, it may take either the form of debt or equity. In either case, the financing will likely have a negative impact on our financial condition and our stockholders.

At March 31, 2009, our working capital deficit was $340,757, as compared to $411,214 at December 31, 2008.  The improvement was due primarily to the receipt of related party debt of $375,000.  As of March 31, 2009, the principal balance of related party loans to the Company was $400,500.

Net cash change for the three months ending March 31, 2009 was a decrease of $36,849 as compared to a decrease of $9,574 for the March 31, 2008 period.  Net cash used in operating activities was $511,139 for the three months ended March 31, 2009, as compared to $243,183 for the same three month period ended in 2008.  Cash provided by financing activities increased during the three months ended March 31, 2009 to $477,220 from $242,034 as recorded in the same period in 2008.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2008, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $15,494,179 and working capital deficit of $340,757 as of March 31, 2009.  We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Intangible Assets

The Company’s intangible assets consist of two pending patents and four patents for tankless water heater technology. Generally a patent has a life of 17 to 20 years.

The Company performed an impairment test in accordance with the guidance provided in SFAS 142, “Goodwill and Other Intangible Assets”, and has determined that, as of December 31, 2008 no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets.

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

Revenue Recognition. We record sales when revenue is earned.  We sell on credit to our distributors and manufacturer representatives.  Due to our Warranty and Right to Return policy, 6% of the sales are recognized immediately and the balance is recognized 25 – 40 days after shipment of the product to the customer.  All shipments are FOB shipping point.  Sales to distributors and manufacturer representatives are sold FOB shipping point with receivables recorded 25 to 40 days post shipping.  We no longer manufacture the ESI-2000 product lines.  Accordingly, we plan to refund the purchase price paid for undelivered heaters or, alternatively, to ship new heaters to those customers that did not receive delivery of an ESI-2000 heater.  We had $44,989 in revenue from sales of products during the three months ended March 31, 2009.

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 6% restocking charge.  After the 30 days, we provide a five-year limited warranty on replacement of parts.  The tank chamber is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  We defer a portion of the revenue as would generally be required for post-contract customer support arrangements under SOP 97-2.  Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty.  As of March 31, 2009, a total of $41,584 in refunds and warranty allowances were recorded against product sales.

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

Research and Development. Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $6,728 and $8,799 during the three months ended March 31, 2009 and 2008, respectively.

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

Not required for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the 2008 fiscal year, the Company implemented a new secure accounting system, separated internal responsibilities for accounting, record keeping, check writing and reconciliation between different parties with the Company and also adopted various policies and procedures designed to implement the Integrated Framework issued by COSO.  These actions constituted changes in the Company’s internal control over financial reporting that are reasonably likely to affect the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

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

Since the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, until the date of this Report there have been material changes as follows:

The Seitz Suit and the Envirotech Chapter 7 and Chapter 11Bankruptcy proceedings:

On April 21, 2009, we entered into a Confidential Settlement Agreement with David Seitz and Microtherm, as plaintiffs and Envirotech as defendant, together with Valeo Industries Inc. and Skye International Inc. (as parties to the agreement only) and Ted Marek and Perry Logan, as Guarantors (the “Settlement Agreement”).  The terms of the Settlement Agreement are sealed by stipulation of the parties and by order of the court and thus are bound to remain confidential.  The terms of the Settlement Agreement are not deemed by management to be material to our business and operations.  The terms of the Settlement Agreement operate so as to, among other things, enter a dismissal with prejudice of the Seitz Suit, as well as a dismissal with prejudice of any and all claims by David Seitz and Microtherm in the Envirotech Chapter 7 and Chapter 11Bankruptcy proceedings, the details of which matters are reported by us in our Annual Report on form 10-K for the period ended December 31, 2008.  Pending the completion of certain conditions precedent, as set forth in the Settlement Agreement, the Seitz Suit will be dismissed with prejudice within the 90 day period from and after April 21, 2009.

The Envirotech Chapter 7 and Chapter 11Bankruptcy proceedings have progressed through the Bankruptcy Court and have resulted in the Trustee abandoning all the assets of Envirotech to us effective April 5, 2009.  The Envirotech Chapter 7 proceedings were closed by the Bankruptcy court effective April 21, 2009.  The Bankruptcy Court retained jurisdiction over Envirotech in the Chapter 11 proceedings with respect only to the pending Seitz motion for sanctions against Envirotech and its principals.  The Bankruptcy Court has taken judicial notice of the Settlement Agreement and has entered July 14, 2009, as the next hearing date to close the Chapter 11 proceedings in the event all the conditions of the Settlement Agreement are completed on a timely basis.

The Shareholder Derivative Suit and the Promissory Note Suit:

As we reported in our Annual Report on form 10-K for the period ended December 31, 2008, both the Shareholder Derivative Suit and the Promissory Note Suit have been dismissed with prejudice by the Arizona District Court and the Maricopa Superior Court, respectively in January 2009 upon the filing of a stipulation for Dismissal with prejudice of all remaining claims by and against all named parties.

Distributor Claim:

Although the judgment holder in this matter has renewed its judgment with the Maricopa County Recorder for an award of approximately $520,500 plus interest, the matter was stayed during the pendency of the Envirotech Chapter 7 proceedings.  As reported above, the Arizona Bankruptcy Court has closed the matter after the receipt by the Court of the report of the Trustee in the matter wherein the remaining assets of Envirotech were considered to hold no recoverable value and thus were abandoned to Skye International, Inc.  As of the date of this Report we have not received any further communication from the judgment holder in this matter.

Since the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, until the date of this Report, other than as reported above,  there have been  no actions initiated, terminated or that have resulted in material changes from the status as reported for such period.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Company nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2009, we did not sell or issue any common or preferred shares to any parties.

On September 17, 2008, we executed a convertible debenture in favor of the Steven G. Mihaylo Trust, as restated, dated December 13, 2001  the (“Mihaylo Trust”), pursuant to which we received a working capital facility of up to $1,500,000 (the “Mihaylo Debenture”).  We have been using the working capital facility for general working capital purposes including, specifically, funds to enable us to commence the commercial production and sale of our patented FORTIS™ line of electric tankless water heaters, as well as the certification and commercialization of a suite of products utilizing our patented Paradigm™ technology.

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

During the quarter ended March 31, 2009, we drew down against the Mihaylo Debenture by $375,000 bringing the total indebtedness due under the Mihaylo Debenture to $1,275,000 as of the date of this Report.

Issuance of Options

On March 1, 2009 we issued options to Ted Marek, Perry Logan and Gregg Johnson entitling each to purchase up to 500,000 shares of common stock at an exercise price of $0.50 per share. Such options are deemed to be fully vested and may be exercised, in whole or in part, at any time within a five-year period beginning March 1, 2009, and ending February 28, 2014.

We believe the issuance of the options is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The options were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the options were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Subsequent Event – Issuance of Options

On April 8, 2009 we issued options to (i) William and Dolores Watkins, JTWROS, and (ii) Watkins Family Trust, entitling each to purchase up to 100,000 and 60,000 shares of common stock, respectively, at an exercise price of $2.50 per share. Such options are deemed to be fully vested and may be exercised, in whole or in part, at any time within a one-year period beginning April 8, 2009, and ending April 7, 2010.

We believe the issuance of the options is exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2).  The options were issued directly by us and did not involve a public offering or general solicitation.  The recipients of the options were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

Subsequent Issuances - Sale of Unregistered Securities

During the quarter ended March 31, 2009, we did not issue or sell any common shares.  During the second quarter period we issued shares of our common stock in transactions that were not registered under the Securities Act of 1933 as follows:

Persons or Class of Persons	Date of Issue	Securities (common shares)	Consideration

Leslie Griffith,	4/09/2009	100,000 shares	Private Placement of $25,000

Leslie Griffith	4/09/2009	100,000 shares	Private Placement of $27,000

William and Dolores Watkins	4/09/2009	100,000 shares	Private Placement of $25,000

Watkins Family Trust	4/09/2009	60,000 shares	Private Placement of $15,000

Perry D. Logan President & CEO – related party	4/02/2009	120,000 shares	Compensation under personal services agreement valued at $ 30,000

Ted F. Marek CFO and Secretary – related party	4/02/2009	120,000 shares	Compensation under personal services agreement valued at $ 30,000

Gregg C. Johnson EVP & COO – related party	4/02/2009	30,000 shares	Compensation under employment agreement valued at $ 7,500 (Q1 services – stock portion of salary)

L. Fred Huggins, Jr. VP Sales & Marketing – related party	4/02/2009	7,100 shares	Compensation under employment agreement valued at $ 1,775 (Q1 services – 03/09/2009 – 03/31/2009 - stock portion of salary)

No underwriters were used in the above stock transactions.  The registrant relied upon the exemption from registration contained in Section 4(2) as to both of the transactions, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the Company’s business or accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.   The recipients of the common shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the quarter ended March 31, 2009

ITEM 5.	OTHER INFORMATION

Item 8.01  Other Events

We lease offices comprising a total of approximately 2,180 square feet located at 7701 E. Gray Rd., Suite 104, Scottsdale, AZ 85260.  We entered into a one-year lease effective April 11, 2007, at a monthly lease cost of approximately $3,118, with a one year option at a reduced monthly cost of $2,672 per month through April 30, 2009.  In January 2009, we amended the lease with a three-year option to extend through April 30, 2011, with the option for us to provide 90 days notice of our intention to vacate.  Given the recent expansion of operations the Company intends to move to larger premises at some point during fiscal 2009.

On February 18, 2009, the Company issued a President’s Letter to Shareholders.  A copy of the President’s Letter is attached hereto as Exhibit 99.1.

On February 26, 2009, the Company issued a press release confirming that it had achieved a production capacity of 1,000 FORTIS™ water heaters per month.  A copy of the press release is attached as Exhibit 99.2.

On March 10, 2009, the Company issued a press release announcing the appointment of L. Fred Huggins to serve as the Vice President of Sales and Marketing.  A copy of the press release is attached as Exhibit 99.3

ITEM 6.	EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc. (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless systems Worldwide, Inc. (5)
3.6	Certificate of Change Pursuant to NRS 78.209 (6)
3.7	Certificate of Correction (6)
3.8	Bylaws, as Amended (7)
10.1	2003 Stock Incentive Plan (8)
10.2	2003 Stock Incentive Plan (9)
10.3	2005 Stock Incentive Plan (10)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc. and Skye International, Inc. (11)
10.5	Consulting Agreement between Skye International, Inc. and Sundance Financial Corp., including amendments (5)
10.6	Consulting Agreement between Skye International, Inc. and Digital Crossing, LLC, including amendments (5)
10.7	Stock Option Agreement between Skye International, Inc. and Sundance Financial Corp., including amendments (5)
10.8	Stock Option Agreement between Skye International, Inc. and Digital Crossing, LLC, including amendments (5)
10.9	Personal Services Consulting Agreement between Skye International, Inc. and Gregg Johnson (5)
10.10	Convertible notes to Ted Marek (12)
10.11	Convertible notes to Perry Logan (12)
10.12	SKYE/Steven G. Mihaylo Trust Debenture(13)
23.1	Consent of Moore & Associates, Chartered
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934, Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934, Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	President's Letter to Shareholders, dated February 18, 2009
99.2	Press Release Announcing Commencement of Commercial Sales of Tankless Water Heaters, dated February 26, 2009
99.3	Press Release Announcing Appointment of New Vice President of Sales and Marketing, dated March 10, 2009

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003.
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005, filed July 11, 2006.
(6)	Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K, filed May 20, 2008.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111-348, filed December 19, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006.
(12)	To be filed by amendment.
(13)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed September 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYE INTERNATIONAL, INC.

Date: April 24, 2009	By:	/s/ Perry Logan
Perry Logan
Chief Executive Officer