Form 10-Q
period 2009-06-30
SKYE INTERNATIONAL, INC
filed 2009-07-23
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,888,203 shares of Common Stock, $0.001, as of July 22, 2009.

PART I - FINANCIAL INFORMATION

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$30,757	$37,822
Accounts Receivable, net	27,012	4,852
Inventory	726,931	443,978
Prepaid Expenses	16,524	91,671

Total Current Assets	801,224	578,323

EQUIPMENT, NET	68,428	77,638

OTHER ASSETS

Patents , net	4,914	-
Deposits	0	2,460

Total Other Assets	4,914	2,460

Total Assets	$874,566	$658,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$430,701	$312,189
Accrued Expenses	27,988	82,041
Notes Payable - Related Parties	582,800	413,000
Current portion, Long term debt	7,999	4,407
Accrued Interest Payable	206,574	134,414
Warranty Accrual	44,340	43,486

Total Current Liabilities	1,300,401	989,537

LONG-TERM LIABILITIES
Notes payable	13,289	8,814
Convertible Notes Payable, net	557,777	8,055

Total Liabilities	1,871,467	1,006,406

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 25,000,000 shares
authorized at $0.001par value;
Issued and outstanding 14,865,015 and
13,927,915 shares, respectively	14,865	13,928
Common Stock Subscribed	0	(24,000)
Additional Paid in Capital	14,976,865	14,728,057
Accumulated Deficit	(15,988,631)	(15,065,970)

Total Stockholders' Equity (Deficit)	(996,901)	(347,985)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$874,566	$658,421

The accompanying notes are an integral part of these statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30		Six Months Ended June30,
	2009	2008	2009	2008
REVENUES
Product Sales	$83,038	$23,531	$127,641	$47,281
Other Income	808	58	1,194	58

Total Revenues	83,846	23,589	128,834	47,339

Cost of Goods Sold	69,290	17,500	111,742	35,000

Gross Profit	14,556	6,089	17,092	12,339

EXPENSES
Legal and Professional	262,427	16,106	392,942	83,114
General and Administrative	209,864	661,293	399,947	780,949
Research and Development	10,051	12,535	19,120	21,334
Advertising and Marketing	12,543	405	60,083	3,742
Depreciation	6,088	3,231	12,140	5.944

Total Expenses	500,973	693,570	884,232	895,083

Net (Loss) from Operations	(486,417)	(687,481)	(867,140)	(882,744)

OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	75,000	1,344,032	75,000	1,823,954
Interest Expense	(83,035)	(51,368)	(130,521)	(102,737)

Total Other Income (Expense)	(8,035)	1,292,664	(55,521)	1,721,217

Net Income (Loss) before Income Taxes	(494,452)	605,183	(922,661)	838,473

Income Tax Expense	-	-	-	-

NET INCOME (LOSS)	$(494,452)	$605,183	$(922,661)	$838,473

Basic and diluted earnings (loss) per common share	$(0.03)	$0.06	$(.06)	$0.09

Weighted Average Number of Common
Shares Outstanding	14,527,936	10,150,534	14,229,583	9,260,960

The accompanying notes are an integral part of these statements.

Skye International, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(unaudited)

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2007	7,481,813	$7,482	$108,675	$11,152,910	$(14,536,470)	$(3,267,403)

Common stock issued for related party services	62,500	62	-	49,938	-	50,000
Common stock issued for consulting services	1,204,905	1,205	-	692,590	-	693,795
Common stock issued for cash	1,672,656	1,673	(24,000)	533,577	-	511,250
Common stock issued for related party debt	3,506,104	3,506	(108,675)	1,167,465	-	1,062,296
Beneficial conversion feature	-	-	-	900,000	-	900,000
Fair Value Options Granted	-	-	-	231,577	-	231,577
Fractional shares cancelled in reverse stock split	(63)	-	-	-	-	-
Net Loss	-	-	-	-	(529,500)	(529,500)

Balance December 31, 2008	13,927,915	13,928	(24,000)	14,728,057	(15,065,970)	(347,985)

Common stock issued for cash	360,000	360	24,000	91,640	-	116,000
Common stock issued for consulting services	480,000	480	-	119,520	-	120,000
Common stock issued for related party services	97,100	97	-	24,178	-	24,275
Stock Options Granted				13,470		13,470
Net Loss					(922,661)	(922,661)

Balance June 30, 2009	14,865,015	$14,865	$0	$14,976,865	$(15,988,631)	$(996,901)

The accompanying notes are an integral part of these statements.

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2008

Operating Activities

Net Income (Loss)	$(922,661)	$838,473
Gain on Extinguishment of Debt	(75,000)	(1,823,954)
Depreciation Expense	12,140	5,944
Shares and options issued for services rendered	13,470	570,369
Amortization of Discount on Notes Payable	49,722	-
Changes in assets and liabilities:
Inventory	(282,953)	12,724
Accounts Receivable	(22,160)	(30,933)
Prepaid Expense	75,147	(154,029)
Patents/Deposits	(2,454)
Accrued Interest Payable	72,160	43,100
Accounts Payable and Accrued Expenses	71,108	24,051

Net Cash (Used) in Operating Activities	(1,011,481)	(514,255)

Investing Activities

Payment of Patents	-	(11,662)
Purchase of Assets	(2,930)	(11,263)

Net Cash (Used) in Investing Activities	(2,930)	(22,925)

Financing Activities

Proceeds from Common Stock	260,275	511,250
Repayment of Notes Payable	(13,780)	-
Proceeds from Notes Payable	760,851	10,875

Net Cash Provided by Financing Activities	1,007,346	522,125

Net Increase/(Decrease) in Cash	(7,064)	(15,055)

Cash, Beginning of Period	37,822	35,331

Cash, End of Period	$30,758	$20,276

Supplemental Information:
Cash Paid for:
Income Taxes	$-	$-
Interest Expense	$3,455	$58,387

Non Cash Financing Activities:
Common Stock Issued for Debt	$-	$857,133

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Financial Statements
June 30, 2009 (unaudited)

NOTE 1 -
CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -
GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual  losses, which have resulted in an accumulated deficit of $15,988,631 at June 30, 2009 and raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 -
New Wholly Owned Subsidiary

The Company organized and filed Articles of Incorporation in Arizona to create Tankless.com, Inc. as a wholly owned subsidiary to be responsible for the Company’s planned internet and direct marketing initiatives.  The financial results of Tankless.com, Inc. are reported in these results on a consolidated basis.

NOTE 4 -
GAIN ON EXTINGUISHMENT OF DEBT

During the six months ended June 30, 2009, the Company settled litigation in connection with the Shareholder Derivative Lawsuit that resulted in a gain on extinguishment of debt in the amount of $75,000.00.

NOTE 5 -
SIGNIFICANT EVENTS

During the six months ended June 30, 2009, the Company issued 480,000 shares of common stock to related parties for consulting services at $.25 per share, 97,100 shares of common stock at $.25 per share to officers as part of their employment agreements, and 260,000 shares of common stock at $.25 per share and 100,000 shares of common stock at $.27 per share for cash.

NOTE 6 -
INVENTORY

The Company contracts with several third parties to manufacture Fortis units, sub and final assemblies. Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value of $726,931 at June 30, 2009.   Parts and materials purchased for development and testing are directly expensed to Research and Development.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Financial Statements
June 30, 2009 (unaudited)

NOTE 7 -
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

NOTE 8 -
RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

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

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company’s filings are also available through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington D.C. 20549-0405 at prescribed rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

Plan of Operation

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products including, initially, several models of electric tankless whole-house and point-of-use water heaters. The FORTIS™, Paradigm™ and HeatWave™ product lines, as well as future product lines, are sold primarily through manufacturer representatives in the wholesale market. However, the Company commenced internet direct sales as of June 30, 2009 through its wholly owned subsidiary, Tankless.com, Inc.  The Company expects the majority of product sales to be made through the wholesale distribution channel and it will continue to build this distribution model aggressively.  Internet direct sales have been added, through the creation of Tankless.com, Inc., to supply a segment of the market not typically serviced by the wholesale channel – early technology adopters that are technologically savvy and likely to conduct technology related research and purchases via the internet direct, as opposed to a traditional model of plumber/vendor recommendation.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of debt and common stock and cash generated from our limited operations.  As we continue our business activities, we will continue to experience net negative cash flows from operations pending receipt of significant revenues that generate positive sales margins and cash-flows.  Commencing in the first quarter of 2007 and continuing throughout the first quarter of 2009, all of the Company’s cash needs were met through loans advanced to the Company by certain of its directors as well as private placements of common stock to third parties.  As of the date of this Report, the Company has begun to recognize sales revenues from the sale of product.  While reasonable sales margins are being achieved, cash-flow from operations is not yet sufficient to fund continuing business operations or the business plan of the Company.

The Company expects that additional operating losses will occur until net revenues from sales are sufficient to offset the costs incurred in day to day operations. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining nor be competitive in the areas in which it intends to operate.  The Company will require additional funds to continue commercial production and sale of the FORTIS™, to tool up for production of the Paradigm™, to continue the distribution and sale of the HeatWave™ product lines, and to fully implement its marketing and brand development plans.  Additionally, the Company will also require further development funds in order to engineer additional product lines utilizing the patented Paradigm™ technology, as well as substantial funds to commence and continue an advertising and branding initiative. On June 30, 2009 we commenced an internet direct sales strategy.  The Company expects that this internet channel will require capital to further develop the functionality of www.tankless.com, as well as further capital to improve internet rankings for the website. We anticipate obtaining additional financing to fund operations through common stock offerings, debt offerings and bank borrowings, to the extent available, or to obtain additional financing, to the extent necessary, to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

As of December 31, 2008 and continuing through June 30, 2009, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements which will require additional capital generated from the sale of common stock, the sale of preferred stock, or debt financing.  Recent global events, as well as domestic economic factors, have recently limited the access of many companies to both debt and equity financings.  This continuing contraction of available capital is particularly apparent in the micro-cap public companies market as private equity and hedge fund managers have, as of late, tended to avoid investments in small unlisted public companies. As such, no assurance can be made that financing will be available or available on terms acceptable to the Company, and, if available, it may take either the form of debt or equity. In either case, any financing will likely have a negative impact on our financial condition and likely result in an immediate and substantial dilution to our existing stockholders.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2009, we had available cash of $30,757, which will not be enough to pursue our business plan.  With the intention to continue to expand FORTIS™ production, acquire additional Heatwave™ inventory for distribution and add the Paradigm™  product line to our sales during the next twelve months, we plan to seek financing opportunities including further draws on the established debenture financing with our Chairman, Steven G. Mihaylo.  We plan to seek additional funding for operations through equity and/or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

Summary of any product research and development that we will perform for the term of the plan.

We anticipate contracting with outside engineering firms to provide the necessary research and development for new product lines incorporating the Company’s Paradigm™ technology.  Over the balance of fiscal 2009 the Company expects to expend approximately $200,000 in additional research and development initiatives to complete engineering on new product offerings currently under development, including three-phase and commercial water heaters, as well as heaters designed to incorporate solar additions.

Expected purchase or rent of plant and significant equipment.

As we continue to grow our sales force, we expect that it will be necessary to relocate into larger facilities capable of accommodating limited trans-shipping of parts and components used in the manufacturing process of our products.  Additionally, as we add new sales territories we expect that it will be necessary to add new computer hardware and software capable of assisting in the sales, distribution, accounting and customer service process.  We will also work to integrate our accounting and inventory systems so as to provide real time access to critical product inventory information to aide in the timely distribution of our products to our customers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operation - continued

Significant changes in number of employees.

During the first quarter of 2009, we executed an employment agreement with L. Fred Huggins, to serve as our Vice President of Sales and Marketing.  Mr. Huggins agreed to serve in this position for two years at a base salary of $120,000 per year and an additional stock-based compensation of $30,000 per year.  Effective July 5, 2009, Mr. Huggins cleared the probationary period of his employment and, as such, has earned into the full compensatory terms of his employment agreement with the Company.

Executive Summary

The Company’s business is the design, production, marketing and sale of consumer appliances. The Company’s premier consumer product is the FORTIS ™, a new series of electric tankless water heater. The Company markets the FORTIS ™ tankless water heater through an established and growing list of manufacturer representatives located in many states across the United States. Effective June 30, 2009, the Company added the internet direct marketing channel to product sales through its newly formed subsidiary Tankless.com, Inc.  The Company believes there is an established trend towards the sale of goods by a manufacturer direct to the public and thus it commenced product sales through its website www.tankless.com.  The Company expects that the wholesale channel will continue to be the largest distribution channel for the Company and to this end it expects to continue to fully support its wholesale channel efforts.

On the heels of FORTIS™ will be a technology that the Company refers to as the Paradigm™. This technology ushers in an entirely new method of heating water that is both fast and extremely efficient. The primary application for the Paradigm™ technology will be for the point-of-use, instantaneous water heating market. Having recently received Intertek safety certification to the UL499 and CSA C22.2 No. 64 standards, the Company has commenced sales of its HeatWave™ product line as of June 1, 2009.  The HeatWave™ product utilizes the Company’s proprietary thin-film heating technology to provide an innovative, powerful and inexpensive commercial point-of-use solution for local hot water code compliance in commercial buildings.

The Company has established relationship with contract manufacturers – Electrosem, LLC to produce its FORTIS ™ product line and Zhijiang Riches Electric Appliance Co. Ltd. to produce its HeatWave™ product line. With respect to the Paradigm™ product line, the Company expects to receive its safety certifications during fiscal 2009 and thereafter it will work to ramp-up production of the Paradigm™ water heater. The company expects that it may take up to one year for the production, design, and processes to stabilize for each product line.  Once such processes and designs have stabilized, the Company will seek and implement product cost reductions accordingly.

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

Over the balance of 2009, we will continue to focus our efforts on expanding production of the FORTIS™ and adding the availability of HeatWave™ brand in our markets.  We will also focus our efforts on completing the safety certification of our Paradigm™ series of residential point-of-use water heaters with an expectation that such certification will be received during the third quarter of 2009.  Once the safety certification is complete we will work to commence production of the Paradigm™ product series, and it is likely we will commence such production in the early fourth quarter of 2009.  Additionally we expect to continue our research and development program to develop three-phase commercial water heaters for market introduction in mid 2010.

We will continue to work and build our sales and customer service infrastructure to support product sales and revenue for the Company. Having recently appointed a VP of Sales & Marketing, we are now positioned to build out the sales and service infrastructure necessary to distribute our products on a national level.  We are currently engaged in a concerted effort to appoint Manufacturer Representatives over the balance of states in which we initially intend to focus our sales efforts.  We expect to complete this appointment process by the end of the third quarter of 2009.  On a parallel track we have worked to increase our web presence at www.tankless.com, and effective June 30, 2009, we commenced internet direct product sales through our wholly owned subsidiary Tankless.com, Inc.. Over the balance of fiscal 2009 we expect to add new features and functionality to our website including streaming video guides for installation and troubleshooting, as well as direct EDI connections to our largest customers.  All of our efforts are being done with a view to building a high quality brand that will continue to garner recognition in the industry as a premier supplier of high-end appliances.  We will continue to support our wholesale distribution channel and work with our customers and wholesale partners to grow our business into a respected and trusted manufacturer of high-quality appliances.

Through all of this access to capital remains one of the most pressing considerations for the Company. The Company has continued to fund operations with loans from and equity private placements made to the Company’s directors, as well as certain accredited investors.  In order to execute our business strategy, the Company must raise in excess of $2 million over the next 12-month period in order to fully execute our current business plan. Given the current business climate, and, in particular, the poor state of the credit and equity markets in the U.S. and worldwide, there can be no assurance that we will be able to raise such additional funding by way of either new debt or equity; and, in the event we are unable to raise the funds necessary to fund our business plan, it will be necessary to curtail such plans and this could have a detrimental impact on our business.

This is no small task and it will require a significant investment of capital, as well as an expanded staff in order to execute our business plan.  The economic outlook globally is challenging for every business and we are no exception.  Since late 2007, the new home building market has seen unprecedented declines in new home starts, and the recent credit squeeze and lack of available credit has all but choked off a great portion of new commercial construction as well.  Recent U.S. government efforts to add liquidity and overall economic stimulus into the broader economy have not yet created expanded opportunities for the Company, and thus we expect sales opportunities to continue to be challenging for all of 2009 and likely into 2010 as well.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Revenues
For three months ended June 30:	2009	2008	Increase/(decrease)
			$	%
Revenue	$83,846	$23,589	$60,257	256

Revenues for the second quarter ended June 30, 2009 were $83,846 compared to revenues of $23,589 for the three months ended June 30, 2008.  Revenues for the six months ended June 30, 2009 were $128,834 compared to revenues of $47,339 in the same period ended in 2008.   Revenues recorded are for product sold and shipped.  The revenue increase is directly attributable to the increased marketing efforts through the wholesale channel.  The revenues for the six-month period ended June 30, 2009 reflect sales of FORTIS™ whole-house electric tankless units.  The Company expects to add revenues from the sale of Heatwave™ units during the third quarter.

General and Administrative expenses
For three months ended June 30:	2009	2008	Increase/(decrease)
			$	%
General & Administrative expenses	$209,864	$661,293	$(451,429)	(69)

General and administrative expenses decreased by $451,429 during the three-month period ended June 30, 2009 as compared to the same period in 2008.  During the six month period ended June 30, 2009 general and administrative expenses decreased $381,002 over the comparable period during 2008.  The decrease resulted from the Company not issuing common stock for consulting fees in 2009.

Total Operating Expenses
For three months ended June 30:	2009	2008	Increase/(decrease)
			$	%
Total operating expenses	$500,973	$693,570	$(192,597)	28

Overall operating expenses during the quarter ended June 30, 2009 decreased by $192,597 or approximately 28% because of a reduction in consulting fees.  During the six month period ended June 30, 2009, overall operating expenses decreased by 2%.  The overall operating expenses would have decreased by a larger percentage but for non-recurring legal fees expensed during the period in connection with the settlement and conclusion of outstanding litigation matters.

Other Income (Expense)
For three months ended June 30:	2009	2008	Increase/(decrease)
			$	%
Total other income (expense)	$(8,035)	$ 1,292,664	$(1,300,699)	101

The Company began winding-up several of its subsidiaries during the first and second quarter of 2008. These subsidiaries had no assets and $1,228,761 of liabilities. When the subsidiaries were dissolved, the Company ceased to consolidate them in its financial books and records. Accordingly, the Company recognized a gain for the liabilities that were relieved from the financial statements upon the deconsolidation of the subsidiaries during the quarter ended June 30, 2008.  For the three months ended June 30, 2009, there was only $75,000 of gain on extinguishment of debt.

Loss from Operations
For three months ended June 30:	2009	2008	Increase/(decrease)
			$
Net Income (Loss)	$(494,452)	$605,183	$(1,099,635)

The net loss for the three months ended June 30, 2009 was ($494,452) which is a 178% decline in the income recorded for the three month period ended June 30, 2008 of $605,183. The income in 2008 was the result of a gain on extinguishment of debt of $1,344,032. Excluding this one-time gain the Company would have incurred a loss of $738,849 for the three months ended June 30, 2008.  For the six month period ending June 30, 2009 the net loss was $922,661 compared with income of $838,473 for the six month period ended June 30, 2008.  Without the extinguishment of debt in 2008, the net loss for the six month period was $985,481.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements primarily through issuance of common stock and debt.  As we continue our activities, we will likely continue to experience net negative cash flows from operations, pending receipt of significant revenues.  Throughout the entire fiscal year 2008 and continuing through June 30, 2009 all of the Company’s cash needs were met through loans advanced to the Company by certain of its directors and other third parties.  During the second quarter ended June 30, 2009 the Company generated limited revenue and cash-flow from product sales, but this cash-flow was not sufficient alone to sustain Company operations or executed the Company’s business plan.  The Company expects that sales revenues and net cash therefrom will continue to improve in the near term as the Company expands sales and markets for its products.  Despite increasing sales and revenues, there can be no assurance that the Company will achieve break-even sales levels, and, as such, the Company must continue to rely upon loans from related parties, as well as potential debt and/or equity financings.

The Company expects that additional operating losses will occur until revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it operates.  The Company will require additional working capital for general operations, as well as to build commercial inventories of  the HeatWave™ product line, to continue the certification and subsequent production of the Paradigm™ product line and otherwise to implement its sales and marketing plans.  We anticipate obtaining additional financing to fund operations through common stock offerings and debt offerings to the extent available.  In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

At June 30, 2009, our working capital deficit was $499,177 as compared a deficit of $411,214 at December 31, 2008.  The increase was due primarily to an inventory buildup of the FORTIS™ and HeatWave™ product lines.

Net cash change for the six months ending June 30, 2009 was a decrease of $7,064 as compared to a decrease of $15,055 for the June 30, 2008 period.  Net cash used in operating activities was $(1,011,481) for the six months ended June 30, 2009, as compared to $(514,255) for the same six month period ended in 2008.  The main component for the difference in the net cash used in operating activities was the issuance of stock for services rendered in 2008.  Cash provided by financing activities increased during the six months ended June 30, 2009 to $1,007346 from $522,125 as recorded in the same period in 2008 with the difference being attributed to an increase of notes payable mostly to our related party Chairman, Steven G. Mihaylo.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2008, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $15,988,631and working capital deficit of $499,177 as of June 30, 2009.  We have not generated meaningful revenues in the last two fiscal years, and only recently have sales volumes of our product offerings begun to materialize.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

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

Revenue Recognition. We record sales when revenue is earned.  We sell on credit to distributors and manufacturer representatives and to customers directly via the internet.  All shipments are FOB shipping point. We had $128,835 in revenue from sales of products during the six months ended June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Critical Accounting Policies - continued

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 6%  - 15% restocking charge.  After the 30 days, we provide a five to ten-year limited warranty on replacement of parts (depending on product model).  The tank chamber of the FORTIS ™ whole-house electric is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  We defer a portion of the revenue as would generally be required for post-contract customer support arrangements under SOP 97-2.  Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty.  As of June 30, 2009, a total of $6,416 in refunds and warranty allowances were recorded against product sales.

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

Research and Development. Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $12,543 and $405 during the three months ended June 30, 2009 and 2008, respectively.

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

Not required for smaller reporting companies.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Since the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, until the date of this Report there have been material changes as follows:

The Seitz Suit and the Envirotech Chapter 7 and Chapter 11Bankruptcy proceedings:

On April 21, 2009, we entered into a Confidential Settlement Agreement with David Seitz and Microtherm, as plaintiffs and Envirotech as defendant, together with Valeo Industries Inc. and Skye International Inc. (as parties to the agreement only) and Ted Marek and Perry Logan, as Guarantors (the “Settlement Agreement”).  The terms of the Settlement Agreement are sealed by stipulation of the parties and by order of the court and thus are bound to remain confidential.  The terms of the Settlement Agreement are not deemed by management to be material to our business and operations.  The terms of the Settlement Agreement operate so as to, among other things, enter a dismissal with prejudice of the Seitz Suit, as well as a dismissal with prejudice of any and all claims by David Seitz and Microtherm in the Envirotech Chapter 7 and Chapter 11Bankruptcy proceedings, the details of which matters are reported by us in our Annual Report on form 10-K for the period ended December 31, 2008.  As of the date of this Report, the Seitz Suit was dismissed with prejudice and all pending hearings in the mater were vacated.

The Envirotech Chapter 7 and Chapter 11Bankruptcy proceedings have progressed through the Bankruptcy Court and have resulted in the Trustee abandoning all the assets of Envirotech to us effective April 5, 2009.  The Envirotech Chapter 7 proceedings were closed by the Bankruptcy court effective April 21, 2009.  The Bankruptcy Court retained jurisdiction over Envirotech in the Chapter 11 proceedings with respect only to the pending Seitz motion for sanctions against Envirotech and its principals.  At a hearing on July 14, 2009 the Bankruptcy Court took judicial notice of the Settlement Agreement and the completion of matters in connection with the Settlement Agreement.  With the consent of Envirotech and Counsel for David Seitz, the Court dismissed with prejudice all remaining matters and vacated the calendar for all future matters.

Since the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, until the date of this Report, other than as reported above,  there have been  no actions initiated, terminated or that have resulted in material changes from the status as reported for such period.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Company nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009, we did not sell or issue any common or preferred shares to any parties other than as follows:

On April 2, 2009 we issued a total of 277,100 unregistered restricted common shares to four officers of the Company as payment in lieu of cash for services rendered to the Company during the period from January 1, 2009 through March 31, 2009.  The common shares were issued at $0.25 per share.

On April 9, 2009 we sold 260,000 unregistered restricted common shares at $0.25 per share to three accredited investors for total proceeds to the Company of $65,000.

On April 9, 2009 we sold 100,000 unregistered restricted common shares at $0.27 per share to one accredited investor for total proceeds to the Company of $27,000.

On June 30, 2009 we issued a total of 300,000 unregistered restricted common shares to four officers of the Company as payment in lieu of cash for services rendered to the Company during the period from April 1, 2009 through June 30, 2009.  The common shares were issued at $0.25 per share.

We believe the issuance of the shares is or will be exempt from the registration and prospectus delivery requirement of the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D, Rule 506.  The shares were or are to be issued directly by us and do not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to our files and records of that contained the relevant information needed to make their investment decision, including our financial statements and 34 Act reports. We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of their investment.

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

During the quarter ended June 30, 2009 and through the date of this Report, we drew down against the Mihaylo Debenture by $150,000 bringing the total indebtedness due under the Mihaylo Debenture to $1,475,000 as of the date of this Report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS- continued

Issuance of Options- continued

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

We did not repurchase any of our securities during the quarter ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the quarter ended June 30, 2009

ITEM 5.	OTHER INFORMATION

Item 8.01  Other Events

We lease offices comprising a total of approximately 2,180 square feet located at 7701 E. Gray Rd., Suite 104, Scottsdale, AZ 85260.  We entered into a one-year lease effective April 11, 2007, at a monthly lease cost of approximately $3,118, with a one year option at a reduced monthly cost of $2,672 per month through April 30, 2009.  In January 2009, we amended the lease with a three-year option to extend through April 30, 2011, with the option for us to provide 90 days notice of our intention to vacate.  On June 2, 2009 the Company tendered notice of its intention to vacate its current premises and is currently looking for suitable office space to accommodate current growth.

ITEM 6.	EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc. (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless systems Worldwide, Inc. (5)
3.6	Certificate of Change Pursuant to NRS 78.209 (6)
3.7	Certificate of Correction (6)
3.8	Bylaws, as Amended (7)
10.1	2003 Stock Incentive Plan (8)
10.2	2003 Stock Incentive Plan (9)
10.3	2005 Stock Incentive Plan (10)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc. and Skye International, Inc. (11)
10.5	Consulting Agreement between Skye International, Inc. and Sundance Financial Corp., including amendments (5)
10.6	Consulting Agreement between Skye International, Inc. and Digital Crossing, LLC, including amendments (5)
10.7	Stock Option Agreement between Skye International, Inc. and Sundance Financial Corp., including amendments (5)
10.8	Stock Option Agreement between Skye International, Inc. and Digital Crossing, LLC, including amendments (5)
10.9	Personal Services Consulting Agreement between Skye International, Inc. and Gregg Johnson (5)
10.10	Convertible notes to Ted Marek (12)
10.11	Convertible notes to Perry Logan (12)
10.12	SKYE/Steven G. Mihaylo Trust Debenture(13)
23.1	Review Report of Moore & Associates, Chartered
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934, Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934, Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	President's Letter to Shareholders, dated February 18, 2009 (14)
99.2	Press Release Announcing Commencement of Commercial Sales of Tankless Water Heaters, dated February 26, 2009 (14)
99.3	Press Release Announcing Appointment of New Vice President of Sales and Marketing, dated March 10, 2009 (14)

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003.
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005, filed July 11, 2006.
(6)	Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K, filed May 20, 2008.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111-348, filed December 19, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006.
(12)	To be filed by amendment.
(13)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed September 22, 2008.
(14)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q, filed April 24, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYE INTERNATIONAL, INC.

Date: July 22, 2009	By:	/s/ Perry Logan
Perry Logan
Chief Executive Officer