Form 10-Q
period 2009-09-30
SKYE INTERNATIONAL, INC
filed 2009-11-13
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,317,323 shares of Common Stock, $0.001 par value, as of November 13, 2009.

PART I - FINANCIAL INFORMATION

Skye International, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2009	2008
		(Restated)
ASSETS

CURRENT ASSETS
Cash	$7,486	$37,822
Accounts Receivable, net	10,693	4,852
Inventory	684,971	443,978
Prepaid Expenses	51,924	91,671

Total Current Assets	755,074	578,323

EQUIPMENT, NET	62,340	77,638

OTHER ASSETS
Patents , net	10,263
Deposits	0	2,460

Total Other Assets	10,263	2,460

Total Assets	$827,677	$658,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$486,716	$312,189
Accrued Expenses	5,496	82,042
Notes Payable - Related Parties	253,000	413,000
Current portion, Long term debt	3,975	4,407
Accrued Interest Payable	260,603	134,414
Warranty Accrual	40,849	43,486

Total Current Liabilities	1,050,639	989,538

LONG-TERM LIABILITIES
Notes Payable	13,230	8,814
Notes Payable - Related Parties	418,800
Convertible Notes Payable, net - Related Parties	1,213,800	559,799

Total Liabilities	2,696,469	1,558,151

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 25,000,000 shares
authorized at $0.001par value;
Issued and outstanding 15,317,323 and
13,927,915 shares, respectively	15,317	13,928
Common Stock Subscribed	0	(24,000)
Additional Paid in Capital	14,674,652	14,317,969
Accumulated Deficit	(16,558,761)	(15,207,627)

Total Stockholders' Equity (Deficit)	(1,868,792)	(899,730)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$827,677	$658,421

The accompanying notes are an integral part of these statements.

Skye International, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended ,
	September 30		September 30
	2009	2008	2009	2008
REVENUES
Product Sales	$20,324	$6,142	$147,965	$53,423
Other Income	826	0	2,020	58

Total Revenues	21,150	6,142	149,985	53,481

Cost of Goods Sold	16,536	4,623	128,278	39,623

Gross Profit	4,614	1,519	21,707	13,858

EXPENSES
Legal and Professional	109,870	156,056	382,812	239,170
General and Administrative	240,144	123,794	809,813	904,743
Research and Development	7,871	18,811	26,991	40,145
Advertising and Marketing	30,647	21,209	90,732	24,951
Depreciation	6,088	3,231	18,228	9,175

Total Expenses	394,620	323,101	1,328,576	1,218,184

Net (Loss) from Operations	(390,006)	(321,582)	(1,306,869)	(1,204,326)

OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt		10,000	75,000	1,833,954
Interest Expense	(38,467)	(55,626)	(119,265)	(158,363)

Total Other Income (Expense)	(38,467)	(45,626)	(44,265)	1,675,591

Net Income (Loss) before Income Taxes	(428,473)	(367,208)	(1,351,134)	471,265

Income Tax Expense	-	-		-

NET INCOME (LOSS)	$(428,473)	$(367,208)	$(1,351,134)	$471,265

Basic and diluted earnings (loss) per common share	$(0.03)	$(.03)	(.09)	$0.05

Weighted Average Number of Common
Shares Outstanding	14,466,320	11,728,872	14,932,074	10,272,523
Diluted Shares	14,466,320	11,728,872	14,932,074	10,272,523

The accompanying notes are an integral part of these statements.

Skye International, Inc., and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(unaudited)

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2007	7,481,813	$7,482	$108,675	$11,152,910	$(14,536,470)	$(3,267,403)

Common stock issued for related party services	62,500	62		49,938		50,000
Common stock issued for consulting services	1,204,905	1,205		692,590		693,795
Common stock issued for cash	1,672,656	1,673	(24,000)	533,577		511,250
Common stock issued for related party debt	3,506,104	3,506	(108,675)	1,167,465		1,062,296
Beneficial conversion feature - (Restated)				360,000		360,000
Fair Value Options Granted- (Restated)				361,489		361,489
Fractional shares cancelled in reverse stock split	(63)
Net Loss- (Restated)					(671,157)	(671,157)

Balance December 31, 2008- (Restated)	13,927,915	13,928	(24,000)	14,317,969	(15,207,627)	(899,730)

Common stock issued for cash	360,000	360	24,000	91,640		116,000
Common stock issued for consulting services	720,000	720		179,280		180,000
Common stock issued for financing	159,120	159		22,118		22,277
Common stock issued for related party services	127,100	127		31,648		31,775
Common stock issued for legal services	23,188	23		18,527		18,550
Stock Options Granted				13,470		13,470
Net Loss					(1,351,134)	(1,351,134)

Balance September 30, 2009	15,317,323	$15,317	$0	$14,674,652	$(16,558,761)	$(1,868,792)

The accompanying notes are an integral part of these statements.

Skye international, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2008

Operating Activities

Net Income (Loss)	$(1,351,134)	$471,265
Adjustments to reconcile Net Loss to Cash Used in Operating Activities
Gain on Extinguishment of Debt	(75,000)	(1,833,954)
Depreciation Expense	18,228	9,175
Shares and options issued for services rendered	243,797	570,368
Amortization of Discount on Notes Payable	54,000	3,333
Financing Costs	22,277
Changes in assets and liabilities:
Inventory	(240,993)	(193,112)
Accounts Receivable	(5,842)	(2,001)
Prepaid Expense	39,747	(154,029)
Patents/Deposits	(2,341)	-
		-
Accrued Interest Payable	126,188	87,336
Accounts Payable and Accrued Expenses	101,140	606,731

Net Cash (Used) in Operating Activities	(1,069,933)	(434,888)

Investing Activities

Payment of Patents	(5,462)	(11,662)
Purchase of Assets	(2,930)	(41,779)

Net Cash (Used) in Investing Activities	(8,392)	(53,441)

Financing Activities

Proceeds from Common Stock	116,000	511,250
Repayment of Notes Payable	(17,862)	(394,474)
Proceeds from Notes Payable	949,851	429,228

Net Cash Provided by Financing Activities	1,047,989	546,004

Net Increase/(Decrease) in Cash	(30,336)	57,675

Cash, Beginning of Period	37,822	35,331

Cash, End of Period	$7,486	$93,006

Supplemental Information:
Cash Paid for:
Income Taxes	$-	$-
Interest Expense	$0	$64,270

Non Cash Financing Activities:
Common Stock Issued for Debt	$-	$1,170,971

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Financial Statements
September 30, 2009 (unaudited)

NOTE 1 -
CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008  financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -
GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Historically, the Company has incurred significant annual  losses, which have resulted in an accumulated deficit of $16,558,761 at September 30, 2009 and raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company increasing sales to the point it becomes profitable.  The Company may need to raise additional capital for marketing to increase its sales. If the Company is unable to increase sales sufficiently or obtain adequate capital, it could be forced to cease operation.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Management plans to increase sales by increasing its marketing program and to obtain additional capital from the private placement of shares of its common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

NOTE 3 -
New Wholly Owned Subsidiary

The Company organized and filed Articles of Incorporation in Arizona to create Tankless.com, Inc. as a wholly owned subsidiary to be responsible for the Company’s planned internet and direct marketing initiatives.  The financial results of Tankless.com, Inc. are reported in these results on a consolidated basis.  All intercompany transactions have been eliminiated.

NOTE 4 -
GAIN ON EXTINGUISHMENT OF DEBT

During the nine months ended September 30, 2009, the Company settled litigation in connection with the Shareholder Derivative Lawsuit that resulted in a gain on extinguishment of debt in the amount of $75,000.

NOTE 5 -
SIGNIFICANT EVENTS

During the nine months ended September 30, 2009, the Company issued 720,000 shares of common stock to related parties for consulting services at $.25 per share, 127,100 shares of common stock at $.25 per share to officers as part of their employment agreements, 159,120 shares of common stock to related parties as an inducement to loan a total of $397,800 on a short term basis, 260,000 shares of common stock at $.25 per share and 100,000 shares of common stock at $.27 per share for cash, and 23,188 shares of common stock at $.80 per share for legal services.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to the Condensed Financial Statements
September 30, 2009 (unaudited)

NOTE 6 -
INVENTORY

The Company contracts with several third parties to manufacture Fortis units, sub and final assemblies. Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value of $684,971 at September 30, 2009.   Parts and materials purchased for development and testing are directly expensed to Research and Development.  The inventory is comprised of $205,796 as WIP and $479,175 as Finished Goods.

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

NOTE 8 -
RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact that this update may have on our consolidated financial statements.

In June 2009, the FASB Accounting Standards Codification (“ASC”) issued ASC 105-10 Generally Accepted Accounting Principles - Overall (“ASC 105”).  ASC 105 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue ASUs. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections.  ASC 105 is effective for interim and annual periods ending after September 15, 2009.  We  adopted ASC 105 in the third quarter of fiscal 2009.  The adoption does not have an effect on our financial position or results of operations. However, because ASC 105 completely replaces existing standards, it will affect the way U.S. GAAP is referenced within the consolidated financial statements and accounting policies.

In June 2009, the FASB issued guidance now codified as FASB ASC 810-10, Consolidation ("ASC 810"). ASC 810 amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. ASC 810 requires an entity to perform an analysis to determine whether an entity's variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity's involvement with a variable interest entity. We will be required to apply this guidance on January 1, 2010. We have not determined the impact that this guidance may have on our consolidated financial statements.

In May 2009, the FASB issued guidance now codified as FASB ASC 855-10, Subsequent Events, which provides guidance on the assessment of subsequent events.  This guidance defines the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the required disclosures for such events.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009.  We have performed an evaluation of subsequent events through November 13, 2009 , which is the date our consolidated financial statements for the nine months ended September 30, 2009 were issued.

In April 2009, the FASB staff issued guidance now codified as FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825”). ASC 825 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in all interim financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements for the nine months ended September 30, 2009.

NOTE 9 -	RESTATEMENT Certain balances in 2008 have been restated relating to our beneficial conversion feature and stock option expense. The restatement impacted the balance sheet as follows:

	December 31, 2008
	As Originally Filed	Restated
Convertible Notes Payable, net - Related Parties	$8,055	$559,799
Total Liabilities	1,006,406	1,558,151
Additional Paid in Capital	14,728,057	14,317,969
Accumulated Deficit	(15,065,970)	(15,207,627)
Total Stockholders' Equity (Deficit)	(347,985)	(899,730)

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

o	our ability to diversify our operations;
o	our ability to successfully compete in the energy efficient industry, including our ability to achieve EnergyStar® recognition of our products;
o	our inability to raise additional financing for working capital;
o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operation which may require management to make estimates about matters that are inherently uncertain;

o	our ability to attract key personnel;
o	our ability to operate profitably;
o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	our inability to achieve future sales levels or other profitable operating results;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures.

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

Plan of Operation

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products including, initially, several models of electric tankless whole-house and point-of-use water heaters. The FORTIS™, Paradigm™ and HeatWave™ product lines, as well as future product lines, are sold primarily through manufacturer representatives in the wholesale market. However, the Company recently commenced internet direct sales as of June 30, 2009 through its wholly owned subsidiary, Tankless.com, Inc. on a test basis.  The Company expects the majority of product sales to be made through the wholesale distribution channel and it will continue to build this distribution model aggressively.  Internet direct sales have been added, through the creation of Tankless.com, Inc., to supply a segment of the market not typically serviced by the wholesale channel – early technology adopters that are technologically savvy and likely to conduct technology related research and purchases via the internet direct, as opposed to a traditional model of plumber/vendor recommendation.  Despite commencing the Tankless.com internet direct initiative the Company intends to utilize the internet as primarily a product information portal with redirects to the Company’s wholesale partners and plumber/contractors that install and service our products.  The Company intends to dramatically expand its internet presence with multimedia video and additional information regarding energy efficiency and the Company’s “green” product line in an effort to increase its organic internet search positioning.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements through issuances of debt and common stock and cash generated from our limited operations.  As we continue our business activities, we will continue to experience net negative cash flows from operations pending receipt of significant revenues that generate positive sales margins and cash-flows.  Commencing in the first quarter of 2007 and continuing throughout the third quarter of 2009, all of the Company’s cash needs were met through loans advanced to the Company by certain of its directors as well as private placements of common stock to third parties.  As of the date of this Report, the Company has begun to recognize sales revenues from the sale of product.  While reasonable sales margins are being achieved, cash-flow from operations is not yet sufficient to fund continuing business operations or the business plan of the Company and thus the Company continues to fund current operations from issuances of debt and common stock in private placements to accredited investors.

The Company expects that additional operating losses will occur until net revenues from sales are sufficient to offset the costs incurred in day to day operations. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining nor be competitive in the areas in which it intends to operate.  The Company will require additional funds to continue commercial production and sale of the FORTIS™, to tool up for production of the Paradigm™, to continue the distribution and sale of the HeatWave™ product lines, and to fully implement its marketing and brand development plans.  Additionally, the Company will also require further development funds in order to engineer additional product lines utilizing the patented Paradigm™ technology, as well as substantial funds to commence and continue an advertising and branding initiative. On June 30, 2009 we commenced, on an interim test basis, an internet direct sales strategy.  The Company expects that this internet channel will require capital to further develop the functionality of www.tankless.com, as well as further capital to improve internet rankings for the website. We anticipate obtaining additional financing to fund operations through common stock offerings, debt offerings and bank borrowings, to the extent available, or to obtain additional financing, to the extent necessary, to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic business plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

As of December 31, 2008 and continuing through September 30, 2009, the existing capital and anticipated funds from operations were not sufficient to sustain Company operations or the business plan over the next twelve months. We anticipate substantial increases in our cash requirements which will require additional capital generated from the sale of common stock, the sale of preferred stock, or debt financing.  Recent global events, as well as domestic economic factors, have recently limited the access of many companies to both debt and equity financings.  This continuing contraction of available capital is particularly apparent in the micro-cap public companies market as private equity and hedge fund managers have, as of late, tended to avoid investments in small unlisted public companies such as Skye International Inc. As such, no assurance can be made that financing will be available or available on terms acceptable to the Company, and, if available, it may take either the form of debt or equity. In either case, any financing will likely have a negative impact on our financial condition and likely result in an immediate and substantial dilution to our existing stockholders.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2009, we had available cash of $7,486, which will not be enough to pursue our business plan.  With the intention to continue to expand FORTIS™ production, acquire additional Heatwave™ inventory for distribution and to acquire the tooling and supplies necessary to commence commercial production of  the Paradigm™  product line, we plan to seek financing for operations through equity and/or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Summary of any product research and development that we will perform for the term of the plan.

We anticipate contracting with outside engineering firms to provide the necessary research and development for new product lines incorporating the Company’s Paradigm™ technology.  Over the balance of fiscal 2009 the Company expects to expend approximately $50,000 in additional research and development initiatives to complete engineering on new product offerings currently under development, including three-phase and commercial water heaters, as well as heaters designed to incorporate solar additions.  A significant amount of effort and  cash expenditure has been recently focused during the third quarter and continuing through the date of this Report on completing the safety certification of our pending Paradigm™ product line.  We expect that such expenditures will increase over the fourth quarter and into the 2010 fiscal year as we bring additional Paradigm™ enabled products to the commercial production stage.

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

Executive Summary

The Company is in the business of designing, contracting for the production of, and  marketing consumer lifestyle appliances, including, initially a full suite of electric tankless water heaters. The Company’s premier consumer product is the FORTIS™, a  series of whole-house electric tankless water heater. The Company markets the FORTIS ™ tankless water heater through wholesale distribution which is reached primarily through an established and growing list of manufacturer representatives (outside contracted sales force) located in many states across the United States. Effective June 30, 2009, the Company added, on a test basis, the internet direct marketing channel to product sales through its newly formed subsidiary Tankless.com, Inc.  The Company believes there is an established trend towards the sale of goods by a manufacturer direct to the public and thus it commenced product sales through its website www.tankless.com.  The Company expects that the wholesale channel will continue to be the largest distribution channel for the Company and to this end it expects to continue to fully support its wholesale channel efforts through significant additions to its internet presence to provide a feature and content rich website for consumer information on the Company’s “green” products and general tankless information.

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

During the latter part of the third quarter the Company submitted its proprietary Paradigm 7200 series point-of-use water heater for safety certification to the UL499 and CSA C22.2 No. 64 standards.  We anticipate completing the product safety certification during the fourth quarter after which the Company will begin to take the steps necessary to commence production of the Paradigm™ product series.  If there is sufficient capital to commence production we expect to have initial inventories of paradigm™ product during the first half of calendar 2010.

The Company has established relationship with contract manufacturers – Electrosem, LLC to produce its FORTIS ™ product line and Zhijiang Riches Electric Appliance Co. Ltd. to produce its HeatWave™ product line. With respect to the Paradigm™ product line, the Company expects to receive its safety certifications during calendar 2009, and thereafter it will work to commence production of the Paradigm™ water heater with contract manufacturers that have been selected by the Company. The company expects that it may take up to one year for the production, design, and processes to stabilize for each product line.  Once such processes and designs have stabilized, the Company will seek and implement product cost reductions accordingly.

In order to build a successful sales and marketing organization, it is necessary for the Company to be positioned not only as a quality supplier of product but also as a trusted and timely supplier as well.  As such, management believes that the Company must be in a position to carry product inventory levels necessary to ensure timely delivery in its markets.  Additionally, as further support in the markets, the Company must also be seen as having broad customer service and technical support for its products.  All of these needs have associated cash requirements as the Company grows its business.  These goals all require capital and we must be successful in our efforts to obtain this funding if we are to be successful in the wholesale sales and distribution channel.  Recently we were successful in negotiating and concluding a logistics agreement with AGS Systems to expedite the timely North American distribution of our product.  As of the date of this Report we currently hold product inventory in distribution centers located in Los Angeles, Phoenix, Dallas and Houston.  As sales expand into other geographic areas we expect we will add product warehousing in those markets as well.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Over the balance of 2009, we will continue to focus our efforts on expanding sales of our FORTIS™ and Heatwave™ product lines through focused marketing efforts to plumbers and homebuilders in select markets. We will also focus our efforts on completing the safety certification of our Paradigm™ series of residential point-of-use water heaters with an expectation that such certification will be received during the fourth quarter of 2009.  Once the safety certification is complete we will work to commence production of the Paradigm™ product series.  Additionally we expect to continue our research and development program to develop three-phase commercial tankless water heaters for regulatory certification in 2010.

We will continue to work and build our sales and customer service infrastructure to support product sales and revenue for the Company. We are currently engaged in a concerted effort to appoint Manufacturer Representatives over the balance of states in which we intend to focus our sales efforts.  On a parallel track we have worked to increase our web presence at www.tankless.com, and effective June 30, 2009, we commenced internet direct product sales through our wholly owned subsidiary Tankless.com, Inc. Over the balance of  2009 we expect to add new features and functionality to our website including streaming video guides for installation and troubleshooting.  All of our efforts are being done with a view to building a high quality brand that will continue to garner recognition in the industry as a premier supplier of high-end appliances.  We will continue to support our wholesale distribution channel and work with our customers and wholesale partners to grow our business into a respected and trusted manufacturer of high-quality appliances.

Through all of this access to capital remains one of the most pressing considerations for us. The Company has continued to fund operations with loans from and equity private placements made to the Company’s directors, as well as certain accredited investors.  In order to execute our business strategy, the Company must raise in excess of $2 million over the next 12-month period in order to fully execute our current business plan. Given the current business climate, and, in particular, the poor state of the credit and equity markets in the U.S. and worldwide, there can be no assurance that we will be able to raise such additional funding by way of either new debt or equity; and, in the event we are unable to raise the funds necessary to fund our business plan, it will be necessary to curtail such plans and this could have a detrimental impact on our business.

This is no small task and it will require a significant investment of capital, as well as an expanded staff in order to execute our business plan.  The economic outlook globally is challenging for every business and we are no exception.  Since late 2007, the new home building market has seen unprecedented declines in new home starts, and the recent credit squeeze and lack of available credit has all but choked off a great portion of new commercial construction as well.  Recent U.S. government efforts to add liquidity and overall economic stimulus into the broader economy have not yet created expanded opportunities for the Company, and thus we expect sales opportunities to continue to be challenging for all of 2009 and likely into 2010 as well.  In addition, until the Company’s products are recognized by the Department of Energy’s “EnergyStar® program we will continue to operate on an unlevel playing field as compared to our gas-fired tankless competitors in the market.

Results of Operations

Revenues
For three months ended September 30:	2009	2008	Increase/(decrease)
			$	%
Revenue	$20,324	$6,142	$14,182	231

Revenues for the third quarter ended September 30, 2009 were $20,324 compared to revenues of $6,142 for the three months ended September 30, 2008.  Revenues for the nine months ended September 30, 2009 were $147,965 compared to revenues of $53,432 in the same period ended in 2008.   Revenues recorded are for product sold and shipped.  The revenue increase is directly attributable to the increased marketing efforts through the wholesale channel.  The revenues for the nine-month period ended September 30, 2009 reflect sales of FORTIS ™  whole-house electric tankless units and  limited sales of  HeatWave™ product line units.  Our revenues continue to be low as a result of the lack of available capital with which to engage in expanded sales and marketing initiatives.  We recently commenced direct contact with plumbers and homebuilders in an effort to increase the wholesale “pull” demand for our product.

General and Administrative expenses
For three months ended September 30:	2009	2008	Increase/(decrease)
			$	%
General & Administrative expenses	$240,144	$123,794	$116,350	94

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

General and administrative expenses increased by $116,350 during the three-month period ended September 30, 2009 as compared to the same period in 2008 as a result of personnel increases. During the nine month period ended September 30, 2009 general and administrative expenses overall decreased $94,930 over the comparable period during 2008 as a result of a reduction of professional fees.  We anticipate General & Administrative expenses to increase during the fourth quarter as the Company was required to change Auditors in response the de-certification of our prior auditors Moore & Associates, CHTD whose license to practice was revoked by the Public Company Accounting Oversight Board for, among other things, the failure to engage in reasonable and prudent practices to ensure audits are in compliance with GAAP.  Accordingly, the Company has retained new independent auditors who will conduct a re-audit of our 2008 operating results.  The costs associated with these efforts will be expensed during the fourth quarter of 2009.  Furthermore, though the SEC has delayed the applicability of some provisions of the Sarbanes-Oxley Act of 2002 to smaller reporting issuers like us, we will likely become subject to these provisions in 2010 and thus the associated costs will increase our general and administrative costs accordingly.

Total Operating Expenses
For three months ended September 30:	2009	2008	Increase/(decrease)
			$	%
Total operating expenses	$394,620	$323,101	$71,519	23

Overall operating expenses during the quarter ended September 30, 2009 increased by $71,519 or approximately 23% because of  costs associated with increased sales and marketing personnel.  During the nine month period ended September 30, 2009, overall operating expenses increased by 9%.  Over the balance of 2009 and in 2010 we expect total operating expenses to continue to increase as we expand our business operations and add staffing to handle such increased business.

Other Income (Expense)
For three months ended September 30:	2009	2008	Increase/(decrease)
			$	%
Total other income (expense)	$(38,467)	$(45,626)	$(7,159)	(16)

The Company began winding-up several of its subsidiaries during the first and second quarter of 2008. These subsidiaries had no assets and $1,228,761 of liabilities. When the subsidiaries were dissolved, the Company ceased to consolidate them in its financial books and records. Accordingly, the Company recognized a gain for the liabilities that were relieved from the financial statements upon the deconsolidation of the subsidiaries during the quarter ended June 30, 2008.  For the three months ended September 30, 2008, there was only $10,000 of gain on extinguishment of debt and none in the three months ended September 30, 2009.

Net Loss
For three months ended September 30:	2009	2008	Increase/(decrease)
			$
Net Income (Loss)	$(428,473)	$(367,208)	$(61,265)

The net loss for the three months ended September 30, 2009 was ($428,473) which is a 17% increase over the loss recorded for the three month period ended September 30, 2008 of $(367,208). For the nine month period ending September 30, 2009 the net loss was ($1,351,134) compared with income of $471,265 for the nine month period ended September 30, 2008.  Net of gain on the extinguishment of debt of $1,833,954 recognized  in nine month period of 2008, the net loss was ($1,362,689).

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements primarily through issuance of common stock and debt.  As we continue our activities, we will likely continue to experience net negative cash flows from operations, pending receipt of significant revenues from product sales.  Throughout the entire fiscal year 2008 and continuing through September 30, 2009 most all of the Company’s cash needs were met through loans advanced to the Company by certain of its directors and other third parties.  During the third quarter ended September 30, 2009 the Company generated limited revenue and cash-flow from product sales, but this cash-flow was not sufficient alone to sustain Company operations or to execute the Company’s business plans.  The Company expects that sales revenues and net cash therefrom will continue to improve in the near term as the Company expands sales and markets for its products.  Despite increasing sales and revenues, there can be no assurance that the Company will achieve break-even sales levels, and, as such, the Company must continue to rely upon loans from related parties, as well as potential debt and/or equity financings.

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

At September 30, 2009, our working capital deficit was $295,565 as compared a deficit of $411,215 at December 31, 2008.  The decrease of the working capital deficit was due primarily to an inventory control of the FORTIS™ and HeatWave™ product lines.

Net cash change for the nine months ending September 30, 2009 was a decrease of $30,336 as compared to a increase of $57,675 for the September 30, 2008 period.  Net cash used in operating activities was $(1,069,933) for the nine months ended September 30, 2009, as compared to $(434,888) for the same nine month period ended in 2008.  The main component for the difference in the net cash used in operating activities was the issuance of stock for services rendered in 2008.  Cash provided by financing activities increased during the nine months ended September 30, 2009 to $1,047,989 from $546,004 as recorded in the same period in 2008 with the difference being attributed to an increase of notes payable mostly to The Steven G. Mihaylo Trust and other related parties.

Going Concern

We have an accumulated deficit of $16,558,761 and working capital deficit of $295,565 as of September 30, 2009, which raises substantial doubt about our ability to continue as a going concern.  We have not generated meaningful revenues in the last two fiscal years, and only recently have sales volumes of our product offerings begun to materialize.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

Intangible Assets

The Company’s intangible assets consist of two pending patents and four patents for tankless water heater technology. Generally a patent has a life of 17 to 20 years.

The Company performed an impairment test in accordance with the guidance provided in SFAS 142, “Goodwill and Other Intangible Assets”, and has determined that, as of September 30, 2009, no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets.

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

Revenue Recognition. We record sales when revenue is earned.  We sell on credit to distributors and manufacturer representatives and to customers directly via the internet.  All shipments are FOB shipping point. We had $147,965 in revenue from sales of products during the nine months ended September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 6%  - 15% restocking charge.  After the 30 days, we provide a five to ten-year limited warranty on replacement of parts (depending on product model).  The tank chamber of the FORTIS ™ whole-house electric is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  We defer a portion of the revenue as would generally be required for post-contract customer support arrangements under SOP 97-2.  Accordingly, the revenue allocated to the warranty portion of such sales is deferred and recognized ratably over the life of the warranty.  As of September 30, 2009, a total of $27,689 in refunds and warranty allowances were recorded against product sales.

Patents. We evaluate potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Patent and software costs include direct costs of obtaining patents. Costs for new patents are either expensed as they are incurred or capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

Research and Development. Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $7,871 and $18,811 during the three months ended September 30, 2009 and 2008, respectively.

Stock Based Compensation. In December 2004, the FASB issued FAS No. 123R, “Share-Based Payment” (FASB ASC 718). This statement is a revision to FAS No. 123, “Accounting for Stock-Based Compensation,” and it supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FAS No. 95, “Statement of Cash Flows.” FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the 2008 fiscal year, the Company implemented a new secure accounting system, separated internal responsibilities for accounting, record keeping, check writing and reconciliation between different parties with the Company and also adopted various policies and procedures designed to implement the Integrated Framework issued by COSO.  These actions constituted changes in the Company’s internal control over financial reporting that are reasonably likely to affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Seitz Suit and the Envirotech Chapter 7 and Chapter 11Bankruptcy proceedings:

On July 14, 2009, at a hearing of the Envirotech Chapter 7 and 11 proceedings, the Bankruptcy Court for the District of Arizona ordered all matters closed  in connection with Envirotech thereby concluding all Bankruptcy matters.

Since the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, until the date of this Report, other than as reported above,  there have been  no actions initiated, terminated or that have resulted in material changes from the status as reported for such period.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Company nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009, we did not sell or issue any common or preferred shares to any parties other than as follows

On July 16, 2009 we issued a total of 23,188 unregistered restricted common shares for payment of legal services.

On September 4, 2009 we issued a total of 159,120 unregistered restricted common shares to insiders as an inducement to loan a total of $397,800 to the Company on a short term basis.  One common share was given for each $2.50 loaned to the Company.  The fair market value of the 159,120 common shares issued as an inducement was $22,276.80 or $0.14 per common share.

On September 30, 2009 we issued a total of 270,000 unregistered restricted common shares to officers of the Company in lieu of cash salary.  The common shares issued in lieu were valued at $0.25 per share for a total consideration of $67,500.

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

Issuance of Options

No options were issued during this period.

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

We did not repurchase any of our securities during the quarter ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the quarter ended September 30, 2009

ITEM 5.	OTHER INFORMATION

Item 8.01  Other Events

We lease offices comprising a total of approximately 2,180 square feet located at 7701 E. Gray Rd., Suite 104, Scottsdale, AZ 85260.   On June 2, 2009 the Company tendered notice of its intention to vacate its current premises and we are currently looking for suitable office space to accommodate our growth.  As of the date of this Report the Company continues to occupy the premises at 7701 E. Gray Rd., Suite 104 Scottsdale AZ 85260 on a month to month basis at a cost of $2,672 per month while we continue our search for suitable office space.

On August 10, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public accounting firm. On the same date, August 10, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant’s new independent registered public accounting firm. The Board of Directors of the Registrant and the Registrant's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor.

On August 10, 2009, the registrant engaged Seale and Beers, CPAs as its independent accountant.

On August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore & Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing financing statements, PCAOB rules and quality control standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a PCAOB investigation.

On September 14, 2009, the registrant dismissed Seale & Beers, LLC as its independent registered public accounting firm, and engaged MantylaMcReynolds, LLC.  The Board of Directors of the registrant approved of the dismissal of Seale & Beers and the engagement of MantylaMcReynolds as its independent auditor.  During the period prior to the engagement of MantylaMcReynolds, neither the registrant nor anyone on its behalf consulted MantylaMcReynolds regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the registrant’s financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, MantylaMcReynolds has not provided written or oral advice to the registrant that was an important factor considered by the registrant in reaching a decision as to any accounting, auditing or financial reporting issues.

ITEM 5.	OTHER INFORMATION - continued

On September 14, 2009 the registrant received the resignation of Steven G. Mihaylo as a Director and Chairman of the Board of Directors.  The written resignation included a statement that such resignation was not the result of any disagreement between himself and the Board of Directors or Management on any matter relating to the registrant’s operations, policies or practices.

ITEM 6.	EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc. (2)
3.2	Certificate of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Certificate of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Certificate of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Certificate of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc. (5)
3.6	Certificate of Change Pursuant to NRS 78.209 (6)
3.7	Certificate of Correction (6)
3.8	Bylaws, as Amended (7)
10.1	2003 Stock Incentive Plan (8)
10.2	2003 Stock Incentive Plan (9)
10.3	2005 Stock Incentive Plan (10)
10.4	SKYE/Steven G. Mihaylo Trust Debenture(11)
10.5	Short Term Loan Agreement, Security Agreement and Convertible Promissory Notes for Ted Marek and Perry Logan
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934, Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934, Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003.
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005, filed July 11, 2006.
(6)	Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K, filed May 20, 2008.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(11)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed September 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYE INTERNATIONAL, INC.

Date: November 13, 2009	By:	/s/ Perry Logan
Perry Logan
Chief Executive Officer

Date: November 13, 2009	By:	/s/ Ted Marek
Ted Marek
Chief Financial Officer and Chief Accounting Officer