Form 10-K
period 2009-12-31
SKYE INTERNATIONAL, INC
filed 2010-04-15
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑(not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,886,619 as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of April 15, 2010, the registrant had 16,037,323 shares of common stock outstanding.

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

Throughout this Form 10-K, references to “we”, “our”, “us”, “the Company”, “SKYE” and similar terms refer to SKYE International Inc. and its wholly-owned subsidiary, Tankless.com and its former wholly-owned subsidiaries, Envirotech Systems Worldwide Inc., Valeo Industries Inc. and ION Tankless Inc.

SKYE INTERNATIONAL, INC.
(DEBTOR-IN-POSSESSION)

FORM 10-K

FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

PART I

ITEM 1.	BUSINESS

Corporate Overview

SKYE International, Inc., a Nevada corporation (“SKYE”), was originally organized on November 23, 1993, as Amexan, Inc. The name was changed on June 1, 1998, to Nostalgia Motorcars, Inc.  Prior to the name change, Amexan was an inactive company from the date of incorporation.  On June 11, 2002, the name was changed to Elution Technologies, Inc.  On June 4, 2003, in connection with the pending acquisition of Envirotech Systems Worldwide, Inc. and the commencement of the Company’s current line of business, it changed its name to Tankless Systems Worldwide, Inc. The Company’s acquisition of Envirotech Systems Worldwide, Inc. was completed on November 7, 2003, in a share exchange that resulted in the Company acquiring 100% of the issued and outstanding common shares of Envirotech Systems Worldwide, Inc.  On October 21, 2005, as part of its overall plan to create a brand name for its revised business plan and expanded product lines, the Company changed its name to SKYE International, Inc.

SKYE had three subsidiary corporations, all of which were wholly-owned and all of which were wound-up or administratively dissolved during the fiscal year ended December 31, 2008:

•	Envirotech Systems Worldwide, Inc., an Arizona corporation (“Envirotech”);
•	ION Tankless, Inc., an Arizona corporation (“ION”); and
•	Valeo Industries, Inc., a Nevada corporation (“Valeo”).

On June 25, 2009, SKYE established a subsidiary, Tankless.com, Inc. for purposes of internet business to business and business to customer sales.  This Annual Report includes the financial information of Tankless.com, Inc. on a consolidated basis.  The comparative period for the fiscal year ended December 31, 2008 includes, on a consolidated basis, the then wholly-owned subsidiaries Envirotech, ION and Valeo.

On December 16, 2009, SKYE filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy court for the District of Nevada in Reno, Nevada, seeking Debtor-in-Possession status while we pursue reorganization under Chapter 11.  The Company is currently preparing a Joint Plan of Reorganization and Disclosure Statement and anticipates filing a draft Reorganization Plan on or before the end of April 2010.  Thereafter, we anticipate there will be a hearing to consider the Reorganization Plan and obtain Court approval to mail the Reorganization Plan to our creditors and shareholders for consideration and approval.

Except as otherwise specified, all references herein to the “Company”, “we”, “our”, “us”, and “SKYE” refer to SKYE International, Inc. and its wholly-owned subsidiary, Tankless.com, Inc. The business office of the Company is located at 7701 E. Gray Rd., Suite104, Scottsdale Arizona 85260. The Company’s fiscal year ends on December 31.

Tankless.com, Inc.

Tankless.com, Inc., an Arizona corporation was formed by SKYE in June 2009 as a wholly-owned operating subsidiary.  It was intended that Tankless.com, Inc. was to become the internet sales entity for the Company specializing in business to business and business to customer sales.  Although we completed much of the development work of the website www.tankless.com, including the deployment of a real time e-commerce portal capable of completing retail orders from customers on the web, we decided to focus our business efforts on the wholesale distribution channel and thus the e-commerce functionality of the tankless.com website has been removed.  SKYE will determine, at a later date, whether or not to continue the pursuit of the business to business or business to customer sales model in addition to the current wholesale strategy. All financial information relating to Tankless.com, Inc. is included in the Company’s consolidated financial statements.

ITEM 1.	BUSINESS - continued

Business of the Company

The Company is in the business of designing, developing, and marketing consumer water heating appliances.  All of the Company’s products are designed by in-house engineering and contract engineers from third party engineering firms.  In an effort to transition to a “fabrication free” business model, all appliances produced for the Company are manufactured by third party contract manufacturers.  The Company first entered its current line of business through the acquisition of Envirotech and its product line - the ESI-2000 electric tankless water heater.  Though viewed by many to be a significant advancement in whole house electric tankless water heaters, the ESI-2000 product line never achieved critical sales levels, and thus production of the ESI-2000 product line concluded in late 2005. In response to lackluster ESI-2000 product sales, the Company engaged in a substantial research and development program to design a line of replacement heating appliances.  The first product that the Company released to the market in October 2008 was the FORTIS™ electric tankless whole house water heater. The FORTIS™ is small, easy to install and supplies virtually endless amounts of hot water with energy savings. The FORTIS™ uses advanced technology and high quality stainless steel components that are expected to provide increased reliability and longevity. SKYE’s tankless water heaters generate heated water only as long as hot water is required and only at the temperature desired. Since electricity is only used when heated water is required, the cost of heating water can be reduced by as much as 40% or more compared to a storage type water heater. Because all of SKYE’s products are compact, durable, self-contained and safe, they can be easily installed close to where hot water is being used, and they are ideal for condos, apartments, multifamily residences and homes where space is at a premium or where instant hot water is desired.

In 2004, SKYE also commenced a new product research program into thick-film and thin-film resistive heating technologies that seemingly provided a means by which water can be heated very quickly without the inherent problem of solids precipitating out of suspension during the heating process and causing premature failures.  As a result of early successes, SKYE management commenced a commercialization process to design product lines that featured its proprietary technology.  These efforts ultimately led to the introduction of two new product lines, the HeatWave™ and the Paradigm™. The Paradigm™ series has been actively pursued for some time and in February 2010 it received its first UL 499 safety certification by Intertek Testing Services and in March 2010 also received CSA 22.2 Canadian certification and although not required in order to produce and sell the products, Uniform Plumbing Code certification is expected prior to the end of May 2010.  Commercial production of the Paradigm™ series is expected to commence in April 2010.

In late 2008, the Company, in keeping with its “fabrication free” business model, entered into a manufacturing services agreement with a supplier to produce the Company’s Heatwave™ line of point-of-use water heating products.  Utilizing SKYE’s revolutionary thin-film on quartz technology, the Heatwave™ line is an inexpensive point-of-use heating solution.  Ideally suited for small lavatory and bathroom applications, the Heatwave™ provides a commercial building project with an inexpensive solution to code requirements for heated water.  The Company received UL 499 and CSA 22.2 No. 64 certification in January 2009 and commercial sale and distribution of the Heatwave™ began in the second quarter of fiscal 2009.

We have chosen to sell our products through wholesale distribution and, in order to minimize staffing costs, we have chosen to use third party manufacturer representatives across the U.S., Canada and Mexico. As of December 31, 2009, we have appointed a number of manufacturer representatives covering a number of states, primarily in the southwest, southeast and east coast portions of the United States. We continue to review opportunities for the appointment of additional manufacturer representatives in territories across the United States.  In order to coordinate our efforts across North America, we hired a Vice President of Sales and Marketing

The Marketplace for Tankless Water Heaters.

Historically, in the U.S., electric tankless water heaters have suffered from poor design both mechanically and electrically and many early products had problems such as water flow limits, overheating at low flow, shut downs, and burnout of elements at low flow rates. As a result, some plumbing contractors and specifying engineers believe electric tankless heaters do not perform well and they discourage consumers from buying tankless systems. There is a common perception that tankless heaters are expensive, more complicated and more time consuming to install. In the past, tankless water heaters have not provided a viable option for heating water for a whole house. In addition, conventional tank water heaters today are more efficient and reliable than in the past.  As tankless heaters continue to gain market acceptance in the U.S., management expects that consumer sentiment will change and become more favorable to tankless as the “green” cost-saving benefits of the technology becomes more widely known to the public.

The conventional water heater market is highly competitive, highly concentrated, mature and dominated by a small number of manufacturers. Conventional tank water heaters have the vast majority market share of residential water heater sales.

ITEM 1.	BUSINESS - continued

The Marketplace for Tankless Water Heaters. - continued

Management believes that tankless products comprise nearly 10% of the U.S. marketplace as of the end of 2009 when point-of-use units are included.   Some contractors are loyal to their favorite brands and are comfortable installing what they know. The five dominant U.S. manufacturers have substantial resources, well-known brand names, established distribution networks, worldwide manufacturing capabilities, and sizeable engineering, research and development resources to protect and increase their market share and profitability. Studies report that sales growth in tankless water heaters will require better tankless products than those that were available in the past and will also require educating both representatives and installers in the plumbing industry as well as consumers and builders about the advancements in tankless water heating technologies and products.

Until just a few years ago, there were only a few tankless water heater manufacturers with a presence in the United States.  The market was dominated with Japanese manufacturers that have a 40-year history of selling gas-based tankless water heaters.  These Japanese manufacturers include Takagi, Noritz, and Rinnai, each of which offer primarily large gas-fired tankless water heaters.  These Japanese manufacturers command the majority of U.S. based sales of tankless water heaters.  In the electric tankless arena, the market is comprised of approximately 14 manufacturers, the top three having the vast majority of U.S. sales.

One of the significant barriers to the use of electric tankless water heaters in the U.S. has been the perceived inability of electric tankless units to generate sufficient heated water for a whole house. The Company’s FORTIS™ product addresses this problem by incorporating a “multi-pass” serpentine heating technology that keeps water in contact with a large heating surface for a longer period of time when compared to many other electric models. The greater contact with a larger heating surface results in the ability to produce greater volumes of heated water because of the added operating efficiency of the heater. Additionally, the control methodology of the FORTIS™ is capable of very precise temperature control even under fluctuating flow conditions.  This new level of functionality afforded by the patented technology of the FORTIS™, we believe, will give the Company a competitive advantage over many other electrically powered tankless water heaters and, for the first time, provide what the Company believes to be a truly viable alternative for the consumer that demands higher flows of heated water.

One of the significant advantages that electric water heaters provide is that, because the units are small and do not require venting, they can be placed close to where the hot water is actually used.  This proximity of heat generation to point of use provides both instant and endless hot water.  Further savings are evidenced by the reduction of radiated heat lost by transferring the heated water from a distant point and by a similar reduction in the loss of water while waiting for hot water to arrive. The energy savings alone, by locating a heater close to where the hot water is used, can be substantial.  Most homes in the U.S. create a large heat radiator each time hot water is drawn by a remote faucet in the home as the heated water in the pipe is left to cool (waste heat).  New products such as SKYE’s Paradigm™ series may one day virtually eliminate these problems by giving the homeowner the choice to heat all water locally where it is used rather than moving heated water from a central location.  This point of use water heating strategy has long been used in other parts of the world where both energy and water has been historically expensive.

Product Overview

The FORTIS™ series.

The Company has developed what it believes will be the world’s most advanced, efficient, reliable, safe and durable electric tankless whole house water heater. The FORTIS™ series has all stainless steel metal construction and features a backlit LCD display for ease of use. The units offer remote controls for home automation, programmable processor to allow easy installation of the latest software, a modular design for ease of expansion of heating capacity, and industry-standard non-proprietary components for cost-effective replacement parts.

Safety features include electrical breakers (included within the heater eliminating the need for an external sub-panel), wet sensor-leak detection, a valve to flush any sediment that may have accumulated in the system, and mechanical over temp switch that will shut off the unit in the event other safety devices fail.  The units also feature a built-in USB port to ease troubleshooting and allow the user to download performance logs or upload updated firmware.  The sophisticated FORTIS™ controller provides functionality not included in many other electric tankless products including remote bath fill, remote temperature set point, auto shut-off leak detection, remote wireless communication, real-time voltage and current detection, usage data logging, as well as communication with other ZigBee™ enabled devices operating on the IEEE 802.15.4 standard so as to allow whole house electric load controlling and other energy-saving functions.  The FORTIS™ has been designed with both energy efficiency and ease of use in mind.  The controller allows the user to program “time of day” or demand-based savings programs so as to reduce day to day operating costs.

ITEM 1.	BUSINESS - continued

Product Overview - continued

The FORTIS™ is a durable tank-replacement product that is capable of meeting the needs of most whole house applications.  The Company believes that endless hot water; energy savings, compact design and redundant safety systems make this tankless water heater one of the “best in class”.

The Paradigm™ Series.

The Paradigm™ series point-of-use water heaters heat water using new innovative thick-film on stainless steel substrate technology. Essentially, instead of putting the heater in the water, the Paradigm™ series water heaters pass the water through the heater.   As a result, the Paradigm™ technology provides virtually instantaneous hot water and is nearly 100% efficient in operation.  The Paradigm™ series can heat water over 100°F in only seconds and, like the FORTIS™, does not require a tank.  With a standard point-of-use heating element weighing less than 10 ounces, there is little thermal mass to heat or cool, so that a 30-amp version of this heater can provide up to 2.0 gallons per minute of heated flow under the average sink.  The Paradigm™ series is a complement to the FORTIS™ in that it provides the “instant” hot water and the FORTIS™ provides the “endless” hot water.

Included in the Paradigm™ series of heaters are planned whole house and under-the-sink versions of tankless water heaters. Moreover, the Company believes that this Paradigm™ technology will likely find a significant market owing to its small size, low cost and efficient operation.  Management believes that the Paradigm™ will do particularly well in the multi-family and condo market where space is a premium.  Additionally, given its overall efficiency, management believes that homes and building products that seek LEEDS or other “green” certifications will likely be consumers of this new product line.  Given its ability to fully modulate the application of power to heated flow demand, the Paradigm™ is the ideal choice for solar system back-ups or as a booster to geo-thermal or other “green” technologies that rely primarily on passive energy sources thus requiring a powered efficient back-up.

Future versions of the Paradigm™ series are expected to be available in various heating sizes ranging from 6.3kW to over 20kW.  Additionally, the Company expects to have the entire Paradigm™ series available in 208VAC, 240VAC and 277VAC for residential, commercial and light industrial.  The Company is currently investigating the demand for a 3-phase commercial industrial heater for larger commercial buildings and industrial applications.  The Paradigm™ is well suited to three-phase applications owing to the fact that the load can be spread in various sized circuits in sets of three  allowing for a very efficient and highly modulating power application.

The Heatwave™ Series.

The Company’s Heatwave™ line of commercial point-of-use water heaters incorporates revolutionary thin-film on quartz technology to provide compact, inexpensive and practical heating solutions for residential and light commercial installations.  Wherever local codes require heated water, the Heatwave™ is capable of providing heated water to meet code.  Additionally, given its compact size, commercial builders are expected to benefit from space savings, low install costs and industry leading product longevity.  The Heatwave™ series of water heaters are non-modulating and settable by the user to various power settings ranging from 10% power increments to 50% power increments. The Heatwave™ product line is currently in 5.5kW and 8.7kW versions suitable for most small sized commercial applications.  The Company expects to expand this product line during fiscal 2010 to include smaller 120V versions, as well as larger 11.0kW – 14.4kW versions for larger commercial installations.  Currently the Heatwave™ is only available in 240VAC configurations, but engineering is currently underway to develop a UL/CSA version capable of operating at 208VAC and 277VAC as well.

On-Going Product Research.

The Company intends to continue to research and develop new products that either incorporate existing Company technologies or that complement existing product lines.  Current development efforts include, to name a few, a fully-integrated load controller to work in tandem with the FORTIS™ series, a new small space hydronic heating mechanism, and an air to water heat exchanger so as to enable the Company’s products to provide both domestic hot water as well as domestic heat.

Warranty and Right of Return

In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 15% restocking charge.  After the 30 days, we provide a full five-year warranty on electric components and a 10 year limited warranty on the heating chamber against manufacturer defects.

ITEM 1.	BUSINESS - continued

Governmental Approvals, Effect of Regulations

The Company’s products are tested to ensure compliance with applicable code requirements. Additionally, the Company submits many of its products to other agencies for certifications, including:

●	IAPMO (International Association of Plumbing and Mechanical Officers – for UPC certification)
●	Intertek Testing – for NOM (Mexico Standards Certification Mark)
●	Intertek Testing – for CE (European Standards Certification Mark)
●	Intertek Testing - for UL499 (USA) and CSA 22.2 No. 64 (Canada)
●	Intertek Testing – for CA No-Lead Compliance (AB-1953)
●	Intertek Testing – for NRCAN and DOE Energy Efficiency Standards compliance – Home Star and Energy Star

During the 2009 fiscal year and as of the date of this Report the following certifications were received by the Company:

On January 13, 2009, the Company was advised that Intertek had completed testing of the  Heatwave™ product series and found that it complied with the requirements of UL standard 499 for electric heating appliances, and CSA standard 22.2 No. 64 for instantaneous water heaters.  The Listing Report in connection with such investigation was issued on March 6, 2009.

On June 25, 2009 the Company’s FORTIS™ and Heatwave™ product lines received the UPC (Uniform Plumbing Code) certificate of Compliance.

On February 22, 2010 the Company’s Paradigm™ series at 208VAC and 240VAC received safety certification to UL 499 and on March 25, 2010 received CSA standard 22.2 No. 64 for instantaneous water heaters.  The Company is awaiting a further UL/CSA certification of the 277VAC Paradigm™, as well as the UPC certification of the entire Paradigm™ series.  Both certifications are expected to be completed on or before June 2010.

Consumer safety, building, electric and plumbing codes are in a constant state of change and thus the Company is always subject to the potentially negative impacts of any adverse legislation, including legislation that could require changes, including significant changes, to existing product specifications and components. The Company is not currently aware of any pending legislation that will adversely affect its ability to conduct its business, however, the Company is aware of current initiatives in the State of California to limit standby energy draw (Phantom draw) of appliances, including water heaters.  The Company’s products are capable of complying with measures that dictate a minimum draw down as low as 0.20 watts/hr.

Cost of Environmental Compliance.

Because the Company does not manufacture any of its products, it does not anticipate incurring material costs related to environmental compliance, which is the responsibility of the manufacturer.

Sales and Distribution

Because tankless water heaters are still relatively new in the U.S., the Company uses the wholesale distribution channel serviced primarily through third party manufacturer representatives appointed for specific geographic regions across North America. As consumer knowledge of tankless is still quite low, the Company believes that a “push” style distribution through wholesale distribution is needed. Utilizing the resources of wholesalers to make sales calls and stock inventory locally will help to reduce initial capital needs and expedite a broader distribution network. The Company has appointed manufacturer representatives in many states and expects that it will continue to appoint more representatives over the balance of 2010, including manufacturer representatives in Canada and Mexico with appointments in Europe likely in early 2011.

Although existing agreements are currently under review by management, the major terms of the contracts are: (a) distributors receive a graduated discount based on volume with the greatest discount being 37%, and 7% commissions to manufacturer representatives; (b) exclusive territories; (c) termination upon 30 days’ notice and; (d) no maximum purchase requirements and sales goals to be mutually agreed, or in default, $250,000 per territory.

In addition, the Company also intends to hire territory managers to manage specific sales territories across the U.S.  As of the date of this Report the Company has not yet hired such persons but expects to do so during the 2010 fiscal year.  Factory sales managers are responsible for supporting the wholesale channel, as well as for training of the installers and service technicians for all wholesalers and retailers of the Company’s products.  In order to accelerate sales in specific vertical markets, such as in new home builds, restaurants and salons, the Company has hired a single business development manager to target these markets.  Overtime the Company plans additions to this category as the volume of business dictates.   In order to accelerate training of installers in the U.S., the Company has created “SKYE University” that conducts both in-house training at its facilities in Arizona, as well as remote field training across the U.S.  A Vice President of Sales and Marketing with overall responsibility to oversee the sales and service of the Company, as well as a Director of Technical and Customer Service to provide after sales service and support were also hired.

ITEM 1.	BUSINESS - continued

Sales and Distribution - continued

The wholesale distribution model is favored by the Company because, among other reasons, over 60% of plumbing sales are made by wholesale distributors. Many of the wholesale distributors add value to the Company’s distribution because, in addition to providing local sales, they also work closely with the trades that install the product. As awareness of tankless grows, a local presence is essential to convert home builders, architects and other key decision makers to tankless technology.

The Company is currently undertaking a review of its distribution plans with a view to increasing sales through the addition of a comprehensive direct marketing and product branding campaign to generate pull through sales from homeowners and installers.  The Company considers the addition of this program to be complementary to its wholesale channel as all sales will continue to be sold and serviced through the wholesale channel.  The Company is currently developing its product branding and awareness campaign and hopes to retain nationally recognized talent as a keystone of the campaign.  As no such campaign has been fully-developed or implemented, there can be no assurance that the campaign will be implemented, or if implemented, that it will be effective in generating sufficient sales of product to off-set the significant costs of such a campaign.

Manufacturing

FORTIS™

The Company engaged Electrosem, LLC of Tempe, Arizona (“Electrosem”) to commence the first run commercial production.  By January 2009, the Company achieved an annualized production capacity of 12,000 units and issued a press release on February 26, 2009, announcing such production milestone and further stating that production volumes of the FORTIS™ are expected to reach the target annualized capacity of 20,000 units by the end of fiscal 2009.  Many of the parts for the FORTIS™ are currently sourced from non-U.S. sources and management has made a decision to repatriate much of the parts to U.S. domestic sources.  The Company expects that 2011 production forward will be comprised almost entirely of U.S. domestic parts.  Additionally, in order to secure a stable production source for the FORTIS™, the Company has also successfully negotiated a manufacturing services agreement with an additional contract manufacturer in Arizona to act as both a back-up source as well as a source for increased capacity should the need arise.

PARADIGM™

As of the date of this Report, the Company has received sufficient product safety certifications to proceed with low levels of commercial production.  As such we have contracted with third party manufacturers in AZ, WI and NC to commence the manufacture of critical components for the first article production.  The Company expects first article production to be completed by June 2010 after which time the engineering for manufacturing phase will work to reduce process costs and then stabilize the build process.  As such, the Company hopes to commence production of the first Paradigm™ series products during the third quarter 2010.  Initially the build volumes are expected to be small with anticipated production runs of 500 – 1,000 units per run.  As demand dictates, the production runs will be expanded to produce sufficient product for current demand levels.

HEATWAVE™

The Company’s original equipment manufacturer of the Heatwave™ product line in the 5.5kW and 8.7kW series is in full production and the contract manufacturer is able to supply current demand levels up to 20,000 units annually.

Materials and Principal Suppliers.

All of the Company’s products are manufactured by third party contract manufacturers in keeping with the Company’s fabrication-free business strategy.  Although the Company currently sources some critical components directly from suppliers, it is expected that all such procurement will be transferred to the contract manufacturers by late 2010. The Company maintains a policy of having at least two suppliers for all critical assemblies.  Recent efforts by the Company have resulted in redundant capacity for all product lines except the Heatwave™.

Research and Development

From 2004 through 2006, the Company conducted all of its research and development activities through ION.  Beginning in 2007, research and development activities were conducted through the Company directly.  All employees, contractors and consultants engaged in research and development were required to execute non-disclosure, non-competition agreements covering the subject, scope and work product of the program. The Company expended $48,111 in 2009 and $231,624 in 2008 on research and development.  In 2010 the Company plans to increase spending on research and development in connection with the further commercialization of our proprietary and patented Paradigm™ technology

ITEM 1.	BUSINESS - continued

Intellectual Property

The Company currently holds a number of patents:

•	US Patent No. 6,389,226 issued May 14, 2002
•	US Patent No. 7,088,915 issued August 8, 2006
•	US Patent No. 7,046,922 issued May 16, 2006
•	US Patent No. 7,164,851 issued January 16, 2007
•	US Patent No. 7,206,506 issued April 17, 2007

Additionally, the Company has both provisional patent applications and other patent applications pending both in the U.S. and in other countries internationally.  While there can be no assurances that the other patents sought will be granted or that the technology will be considered proprietary to the Company, the Company believes that is applications are meritorious and will be granted at least in part.

Competition

The water heater market is mature, highly concentrated and highly competitive.  Steep discounts and rebates to builders and installers are standard. Some contractors are loyal to favorite brands and, on occasion, resistant to tankless systems. Pricing competition has increased in recent years, and major manufacturers are increasing their expenditures on research and development. Conventional water heaters (tank heaters) are more efficient and reliable than conventional tank water heaters in the past. There are several companies around the world who manufacture water heaters, conventional and tankless. It is reasonable to expect to encounter intense competition in all aspects of our business, and it is likely this competition will increase as consumers continue to adopt tankless products.  Many of our competitors and potential competitors have longer operating histories and significantly greater experience, resources, and managerial, financial, technical, and marketing capabilities than us. In addition, many of these competitors offer a wider range of products and services than we contemplate offering.

Many current and potential competitors also have greater name recognition, industry contacts and more extensive customer bases that could be leveraged to accelerate their competitive activity. Moreover, current and potential competitors have established and may establish future cooperative relationships among themselves and also with third parties to enhance their products and services in this market segment. Consequently, new competitors or alliances may emerge and rapidly acquire significant market share. We cannot assure that we will be able to compete effectively with current or future competitors or that the competitive pressures faced by us will not harm our business. This intense competition, and the impact it has on the valuation of companies of this nature, could limit our opportunities and have a materially adverse effect on the Company’s profitability or viability.

 The Company believes that future competition may come from the manufacturers of conventional tank water heaters who are firmly established within the plumbing industry. There are a large number of manufacturers of tank water heaters, both domestic and foreign. The dominant manufacturers are five large, multinational, established companies with significantly more resources than the Company (Bradford-White, Rheem, A. O. Smith, State Industries and American Standard). Manufacturers of tank water heaters dominate the U.S. market, maintaining over 92% estimated market share of residential water heater sales. The Company cannot predict the likelihood that it will take market share away from those manufacturers or how long it will take the Company to build up sales of its tankless product line. In addition, there can be no assurance that larger, more established companies with significantly more financial, technical, research, engineering, development and marketing resources; with established distribution networks and worldwide manufacturing capabilities; and with greater revenues and greater name recognition than the Company will not develop competing systems and products which will surpass the Company’s business.  The Company competes directly with several manufacturers of electric tankless water heaters including, among others, Steibel Eltron, Bosch AG, Eemax Inc., Seisco International Limited, Dolphin Industries Inc., Keltech, Hubbel, American Home Heat, American Hometech, Chronomite and Titan Tankless Inc., many of whom have been selling electric tankless product in greater volumes and for longer periods of time than the Company.  The Company believes that it has a competitive advantage owing to the fact that its power application methodology results in a much more precise temperature.  Additionally, with stainless steel mechanical components we are often viewed as a better “quality” choice by many purchasers of electric tankless water heaters.  The Company is always vulnerable to new product offerings by competitors and to mitigate these risks we constantly invest in our internal research and development initiatives to develop products that are substantively differentiated from our competitors.  Although the Company believes it has a competitive product offering, there can be no assurance that it will be successful in shifting market share away from the larger established electric tankless manufacturers or that third party manufacturers may seek to improperly utilize certain of the Company's proprietary technologies that provide such competitive advantages.  In the event that the Company is unwilling or unable to adequately protect its intellectual property, it is likely it will lose competitive advantages associated with such property.

ITEM 1.	BUSINESS - continued

Employees

As of the date of this Report the Company has 9 full-time employees, and 2 part-time contract employees. The Company also retains the services of consulting professionals to provide on-going management, legal, accounting and engineering research and development work. The Company does not maintain employees to manufacture and assemble products as all products are manufactured by third party contract manufacturers.  Similarly, the Company manages a third party network of sales representatives located across the United States who sell our products through wholesale distribution.  The Company anticipates adding several full time employees in the near future in management, sales and technical support.  Additional employees are expected to be engaged as revenues from operations permit.

ITEM 1A.	RISK FACTORS

Not required by Form 10-K for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required by Form 10-K for smaller reporting companies.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company leases offices comprised of approximately 2,180 square feet located at 7701 E. Gray Rd., Suite 104, Scottsdale, Arizona 85260.  The Company entered into a one-year lease effective April 11, 2007, at a monthly lease cost of approximately $3,118, with a one year option at a reduced monthly cost of $2,672 per month through April 30, 2009.  In January 2009, the Company amended the lease with a three-year option to extend through April 30, 2011, with the option for the Company to provide 90-days notice of its intention to vacate.  On November 30, 2009, the lease was amended to reduce the monthly cost to $2,100 per month through December 31, 2011 on a month to month basis.  Given the recent expansion of operations the Company intends to move to larger premises at some point during fiscal 2010 and has currently identified a number of suitable locations within the greater Phoenix, Arizona area and lease negotiations are currently underway as of the date of this Report.

ITEM 3.	LEGAL PROCEEDINGS

Distributor Claim. Prior to the Company’s acquisition of Envirotech, Envirotech was the defendant in a lawsuit filed by a former distributor alleging a breach of a Distributor Agreement entered into with Envirotech in May 1998. On August 13, 2003, Envirotech entered into a Settlement Agreement and Release pursuant to which Envirotech agreed to pay the distributor the sum of $520,500 in installments over a period of ten years. The obligations under this Settlement Agreement are secured by a Security Agreement covering all assets of Envirotech except its intellectual properties, as defined therein, subordinated, however, to a first lien on all assets of Envirotech, tangible and intangible, granted to the Senior Secured Creditor in 2001 and 2002 by Envirotech to secure two promissory notes given in satisfaction of legal fees. As part of the settlement, Envirotech granted the distributor a Stipulated Judgment which was not to be recorded unless there was a default. On May 3, 2004, the distributor claimed a breach and filed the Stipulated Judgment. In June 2007, the trustee and beneficiary of the estate of the deceased plaintiff and Larry M. Reynolds (the “Reynolds Trustee”) made written demand for payment of the sums owed under the Stipulated Judgment.  With the filing of the Chapter 7 Bankruptcy Petition by Envirotech in late 2008 (see below), this action was stayed.   On January 22, 2009, the Reynolds Trustee filed a motion with the Maricopa County, Arizona Court to “Re-Order the Judgment on case CV2001-021277”.  The Motion to Re-Order was dismissed with prejudice on July 14, 2009 when the Bankruptcy Court for the District of Arizona dismissed the Chapter 7 and Chapter 11 Bankruptcy proceedings involving Envirotech.

The Seitz Suit and the Envirotech Chapter 7 and Chapter 11 Bankruptcy proceedings:

On April 21, 2009, we entered into a Confidential Settlement Agreement with David Seitz and Microtherm, as plaintiffs and Envirotech as defendant, together with Valeo Industries Inc. and SKYE International Inc. (as parties to the agreement only) and Ted Marek and Perry Logan, as Guarantors (the “Settlement Agreement”).  The terms of the Settlement Agreement are sealed by stipulation of the parties and by order of the court and thus are bound to remain confidential.  The terms of the Settlement Agreement are not deemed by management to be material to our business and operations.  The terms of the Settlement Agreement operate so as to, among other things, enter a dismissal with prejudice of the Seitz Suit, as well as a dismissal with prejudice of any and all claims by David Seitz and Microtherm in the Envirotech Chapter 7 and Chapter 11 Bankruptcy proceedings, the details of which matters were reported by us in our Annual Report on form 10-K for the period ended December 31, 2008.  As of the date of this Report, the Seitz Suit was dismissed with prejudice and all pending hearings in the matter were vacated.

ITEM 3.	LEGAL PROCEEDINGS - continued

The Envirotech Chapter 7 and Chapter 11 Bankruptcy proceedings have progressed through the Bankruptcy Court and have resulted in the Trustee abandoning all the assets of Envirotech to us effective April 5, 2009.  The Envirotech Chapter 7 proceedings were closed by the Bankruptcy court effective April 21, 2009.  The Bankruptcy Court retained jurisdiction over Envirotech in the Chapter 11 proceedings with respect only to the pending Seitz motion for sanctions against Envirotech and its principals.  At a hearing on July 14, 2009, the Bankruptcy Court took judicial notice of the Settlement Agreement and the completion of matters in connection with the Settlement Agreement.  With the consent of Envirotech and Counsel for David Seitz, the Court dismissed with prejudice all remaining matters and vacated the calendar for all future matters.

SKYE International, Inc. Chapter 11 Bankruptcy Proceedings:

On December 16, 2009, we filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court for the District of Nevada in Reno, Nevada (the “Bankruptcy Court”) seeking Debtor-in-Possession status while we pursue reorganization under Chapter 11.   At the time of filing the voluntary petition we claimed total liabilities of $3,167,387 and total assets of $1,050,529.  Additionally the schedules to the voluntary petition disclosed three creditors holding secured claims of $577,332 and 53 creditors holding unsecured claims of $2,590,055.  On December 21, 2009 the Bankruptcy Court issued an Order approving a Debtor-in-Possession interim financing between the Company and Summit Growth Management LLC (“Summit”) in the gross amount of $500,000 less fees, expenses, legal fees and a prior loan of $80,000.  Additionally, the Court also granted an Order permitting the Company to pay pre-petition debts to a certain critical vendor in an amount not to exceed $136,672 over the following 60 days. The first meeting of creditors was held January 25, 2010, and the bar date for claims to be filed in the matter is April 25, 2010.  At a hearing on February 19, 2010, the Court granted several Orders, including (i) an Order to retain certain professional counsel during the duration of the Bankruptcy proceedings, (ii) an Order to approve the payment of certain pre-petition debts owing to five critical vendors in the amount of $296,062, (iii) an Order to Modify the Scope of Notice to be given to creditors and shareholders, and (iv) a Final Order to approve the terms of that certain Debtor-in-Possession financing agreement between the Company and Summit in the total gross amount of $2,000,000 (as more fully described in the exhibits to the registrant’s current report on Form 8-K, filed December 17, 2009).  The Company is currently preparing a Joint Plan of Reorganization and Disclosure Statement (the “Reorganization Plan”) and anticipates filing a draft Reorganization Plan on or before the end of April 2010.  Thereafter, the Company anticipates there will be a further hearing to consider the Reorganization Plan and obtain Court approval to mail the Reorganization Plan to our creditors and shareholders for consideration and approval.

Except as noted above, to the best knowledge of the officers and directors of the Company, neither the Company nor its subsidiaries, nor any of their respective officers or directors is a party to any material legal proceeding or litigation.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

Except as otherwise disclosed, the Company’s common stock has been traded on the NASD Over the Counter Bulletin Board since 1998 under various symbols, including:

CRRZ - 1998 to December 12, 2002
ELUT - December 12, 2002 to July 25, 2003
TSYW - July 25, 2003 to November 11, 2005
SKYY - November 11, 2005 to May 19, 2006
SKYYE - May 19, 2006 to June 5, 2006
SKYY -June 5, 2006 to January 8, 2007 (as traded on the Pink Sheets)
SKYI - January 8, 2007 to March 9, 2010
SKYIQ – March 10, 2010 to present

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail markup, markdown, or commissions and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2009	High	Low

Quarter ended December 31, 2009	$0.40	$0.11
Quarter ended September 30, 2009	0.23	0.13
Quarter ended June 30, 2009	0.46	0.14
Quarter ended March 31, 2009	0.65	0.15

For the Fiscal Year Ending on December 31, 2008	High	Low

Quarter Ended December 31, 2008	$0.30	$0.07
Quarter Ended September 30, 2008	0.40	0.15
Quarter Ended June 30, 2008	0.60	0.22
Quarter Ended March 31, 2008	0.60	0.27

Holders of Common Equity

As of April 15, 2010, there were 243 registered shareholders of record of the Registrant’s Common Stock and there were 16,037,323 shares of Common Stock issued and outstanding.

Dividends

The Company has not declared or paid a cash dividend to stockholders since it became a “C” corporation. The Board of Directors presently intends to retain any earnings to finance the Company’s operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company’s earnings, capital requirements and other factors.

Sale of Unregistered Securities

During 2009, we issued shares of our common stock in transactions that were not registered under the Securities Act of 1933 as follows:

Persons or Class of Persons	Date of Issue	Securities	Consideration

Ted Marek	4/2/2009	120,000 shares	Compensation under services agreement valued at $30,000

Perry Logan	4/2/2009	120,000 shares	Compensation under services agreement valued at $30,000

Gregg Johnson	4/2/2009	30,000 shares	Compensation under employment agreement valued at $7,500

L. Fred Huggins	4/2/2009	7,100 shares	Compensation under employment agreement valued at $1,775

Les Griffiths	4/9/2009	200,000 shares	Private placement valued at $52,000

William & Dolores Watkins	4/9/2009	100,000 shares	Private placement valued at $25,000

Watkins Family Trust	4/9/2009	60,000 shares	Private placement valued at $15,000

Ted Marek	6/30/2009	120,000 shares	Compensation under service agreement valued at $30,000

Perry Logan	6/30/2009	120,000 shares	Compensation under service agreement valued at $30,000

Gregg Johnson	6/30/2009	30,000 shares	Compensation under employment agreement valued at $7,500

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Sale of Unregistered Securities - continued

L. Fred Huggins	6/30/2009	30,000 shares	Compensation under employment agreement valued at $7,500

Arnold Weintraub	7/16/2009	23,188 shares	Legal Services valued at $18,550

Perry and Rosario Logan	9/4/2009	101,120 shares	Equity inducement to extend short term loan valued at $14,157

Ted Marek Real Estate Defined Benefit Pension Plan	9/4/2009	58,000 shares	Equity inducement to extend short term loan valued at $8,120

Ted Marek	9/30/2009	120,000 shares	Compensation under services agreement valued at $30,000

Perry Logan	9/30/2009	120,000 shares	Compensation under services agreement valued at $30,000

Gregg Johnson	9/30/2009	30,000 shares	Compensation under employment agreement valued at $7,500

Perry Logan	12/22/2009	120,000 shares	Compensation under services agreement valued at $30,000

Ted Marek	12/22/2009	120,000 shares	Compensation under services agreement valued at $30,000

Perry Logan	12/22/2009	40,000 shares	Year-end services bonus valued at $10,000

Ted Marek	12/22/2009	40,000 shares	Year-end services bonus valued at $10,000

Gregg Johnson	12/22/2009	30,000 shares	Compensation under employment agreement valued at $7,500

Gregg Johnson	12/22/2009	40,000 shares	Year-end employment bonus valued at $10,000

L. Fred Huggins	12/22/2009	20,000 shares	Year-end employment bonus valued at $5,000

Lora Saranga	12/22/2009	5,000 shares	Year-end services bonus valued at $1,250

Donna S. Moore	12/22/2009	20,000 shares	Year-end services bonus valued at $5,000

Michael Wheat	12/22/2009	5,000 shares	Year-end services bonus valued at $1,250

Niccoli Consulting Group	12/22/2009	10,000 shares	Year-end services bonus valued at $2,500

No underwriters were used in the above stock transactions.  The registrant relied upon the exemption from registration contained in Section 4(2) as to the above transactions, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the Company’s business or accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

ITEM 6.	SELECTED FINANCIAL DATA

Not required by Form 10-K for smaller reporting companies

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

Executive Summary

The Company is in the business of designing, contracting for the production of, and marketing consumer lifestyle appliances, including, initially a full suite of electric tankless water heaters. The Company’s premier consumer product is the FORTIS™, a series of whole-house electric tankless water heaters. The Company markets the FORTIS™ tankless water heater through wholesale distribution reached primarily through an established and growing list of manufacturer representatives (outside contracted sales force) located in many states across the United States. Effective June 30, 2009, the Company added, on a test basis, the internet direct marketing channel to product sales through its newly formed subsidiary Tankless.com, Inc.  The Company believes there is an established trend towards the sale of goods by a manufacturer direct to the public and thus it commenced product sales through its website www.tankless.com.  The Company expects that the wholesale channel will continue to be the largest distribution channel for the Company and, to this end, it expects to continue to fully support its wholesale channel efforts through significant additions to its internet presence to provide a feature and content rich website for consumer information on the Company’s “green” products and general tankless information.

Having recently received Intertek safety certification to the UL499 and CSA C22.2 No. 64 standards, the Company commenced sales of its HeatWave™ product line as of June 1, 2009.  The HeatWave™ product is an innovative, powerful and inexpensive commercial point-of-use solution for local hot water code compliance in commercial buildings.  Initial product supply volumes were limited in 2009 and thus we did not generate significant revenues from this product line.  Commencing February 2010, we have greater product availability and thus we anticipate greatly expanding the sales of the HeatWave™ product line.  Specifically, we intend to position the HeatWave™ as a low cost code compliance alternative to traditional immersion resistance products.  Leveraging the rapid heat delivery and significant duty cycle of the HeatWave™, management believes that it will soon become a plumbing specified unit of choice for most builders and mechanical specifiers.

The Company has been diligently pursuing the steps necessary to bring its Paradigm™ technology into commercial product lines. During the latter part of the third quarter of 2009, the Company submitted its proprietary Paradigm™ series point-of-use water heater in 208VAC, 240VAC and 277VAC for safety certification to the UL499 and CSA C22.2 No. 64 standards.  As of the date of this Report, we have received certification under the UL 499 standard only for the 208VAC and 240VAC models. We are awaiting the results of ongoing safety investigations for further certification under CSA C22.2 No. 64, as well as both certifications for the 277VAC model. We expect that all of the needed certifications for this first product will be completed by May 2010.  In order to expedite the availability of this product, we have commenced the purchase of all the manufacturing tools required to produce the Paradigm™ series.  Initially, product production volumes will be limited in order to test overall demand so as to manage the amount of capital necessary for this specific product line.  As demand warrants, we expect to increase production.  Therefore, we have contracts in place that provide significant flexibility to quickly expand production to meet expected product demand.  First deliveries of the Paradigm™ product line is expected during the second quarter of 2010.

The Company has established relationships with several contract manufacturers to provide product manufacturing services. The Company has both low volume and high volume manufacturers available for all products except the HeatWave™ which currently has a single source supplier.  Depending on the product demand, we are able to select a manufacturer for each specific product manufacturing run.  As is the case with all new product introductions, we expect that it may take up to one year for the production and design processes to stabilize for each product line.  Once such processes and designs have stabilized, the Company will seek and implement product cost reductions accordingly.  As of the date of this Report, we have run extensive cost reduction analysis on the FORTIS™ product line that has resulted in certain design and supplier changes.  The financial impact of these cost reduction steps will not be realized until late 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Executive Summary - continued

In order to sell our products, we must build a successful sales and marketing organization positioned not only as a quality supplier of product but also as a trusted and timely supplier.  Management believes that the Company must be in a position to carry product inventory levels necessary to ensure timely delivery to its markets.  Additionally, as further support in the markets, the Company must also be seen as having broad customer service and technical support for its products.  All of these needs have associated cash requirements as the Company grows its business.  Recently we added to two new engineers who are able to provide application engineering and technical service for our customers and prospective customers.  Additionally, we were successful in negotiating and concluding a logistics agreement with a third party logistics company to expedite the timely North American distribution of our product.  As of the date of this Report, we hold product inventory in distribution centers located in Los Angeles and Phoenix.  As sales expand into other geographic areas we expect to add product warehousing in those markets.  Over the balance of 2010, we will intensely focus our efforts on expanding sales of our product lines through focused marketing efforts to plumbers and homebuilders in select markets. We will continue to engage in selective branding and other marketing initiatives using the internet and selective print media.  We will create plumber training and direct incentive programs that will assist us in becoming a recognized choice for plumbers and contractors across the U.S. and Canada.  We will continue to test non-traditional sales methods to determine viability of emerging channels while recognizing our need to support our wholesale channel.  We expect to continue to add direct sales and business development professionals to our team as we build a supportive sales organization to augment our manufacturer representatives across North America.  On the new product front, we will continue to design and test new products utilizing our Paradigm™ technology; and, specifically we intend to concentrate our efforts to reduce the phantom electric draw of our appliances and create a class of point of use appliances that is truly capable of distributive heating in a typical home.  This new product initiative is likely to consume a significant portion of our available research and development budget which may result in the curtailment of such expenditures in the event capital is not available.

Through all of our efforts to expand our sales initiatives and develop new and better appliances, we are resolved to not lose sight of our obligation to also build a world-class customer service organization capable of delivering a high standard of service both to the builder and the homeowner.  To this end we have commenced the integration of comprehensive Customer Relations Management (CRM) software that provides a host of tools to enhance our ability to provide troubleshooting and responsive solutions to our customers.  We expect that this software integration will be completed in 2010.  All of our efforts are being done with a view to building a high quality brand that will continue to garner recognition in the industry as a premier supplier of high-end appliances.  We will continue to support our wholesale distribution channel and work with our customers and wholesale partners to grow our business into a respected and trusted manufacturer of high-quality appliances.

Additionally, we also commenced a program to enhance our website functionality in an effort to improve our organic search placement on several internet search engines.  This program includes, among other things, the addition of video segments to answer   frequently asked questions, as well as responses to typical trouble shooting questions.  Our blog site at www.tankless.com will feature an in-depth discussion of current tankless issues as well as answers to many questions that we commonly receive from customers across the country.

Through all of this, access to capital remains one of the most pressing considerations for us. On December 16, 2009, we filed a voluntary petition into bankruptcy with the Bankruptcy Court for the Division of Nevada in Reno, Nevada under Chapter 11 of the U.S. Bankruptcy Code (see Item 3 above).  The Bankruptcy filing allowed us to secure a Debtor-in-Possession financing agreement with Summit Growth Management, LLC in the amount of $2,000,000 (as more fully described in the exhibits to the registrant’s current report on Form 8-K, filed December 17, 2009) to fund the pre-petition obligations of the Company, together with additional capital for general working capital purposes.  We expect that we will file a Reorganization Plan with the Bankruptcy Court by April 2010.  The Company intends to pay 100% of all valid creditor claims and we do not anticipate any affect to our shareholders, other than dilution resulting from the possible future sale of equity to raise capital to meet our obligations.  All shareholders and creditors should look for the Reorganization Plan to be made available in April 2010 after which time we will proceed to receive the approval of such Plan.  In order to execute our business strategy, the Company must raise additional capital to settle prior obligations to creditors, as well as to provide the capital needed to build the Company.  Given the current business climate, and, in particular, the poor state of the credit and equity markets in the U.S. and worldwide, there can be no assurance that we will be able to raise such additional funding by way of either new debt or equity. In the event we are unable to raise the funds necessary to fund our business plan, it will be necessary to curtail such plans and this could have a detrimental impact on our business as well as our ability to repay our creditors.

The Company’s products are not currently recognized by the U.S. government’s EnergyStar® and Home Star® programs, and, as such, we will continue to operate on an uneven playing field compared to our gas-fired tankless competitors in the market.  We have recently joined the Coalition for Energy Efficient Electric Tankless Water Heaters (“CEEETWH”), a non-profit industry association formed for the express purpose of building awareness of electric tankless and to lobby for the inclusion in rebate and tax-credit government programs and government sponsored programs such as EnergyStar® and Home Star®.  If we are successful in gaining inclusion in these programs, we expect that sales will benefit from the availability of both consumer direct government rebates and tax incentives from the use of our products.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Executive Summary - continued

This is no small task and will require a significant investment of capital, as well as an expanded staff to execute our business plan.  The economic outlook globally is challenging for every business and we are no exception.  Since late 2007, the new home building market has seen unprecedented declines in new home starts, and the recent credit squeeze and lack of available credit has all but choked off a large portion of new commercial construction as well.  Recent U.S. government efforts to add liquidity and overall economic stimulus into the broader economy have not yet created expanded opportunities for the Company.  Therefore, we expect sales opportunities to continue to be challenging for all of 2010 and likely into 2011 as well.

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008 Revenues
For the Twelve months ended December 31:	2009	2008	Increase/(decrease)
			$	%
Revenue	$181,120	$73,578	$107,542	146%

Revenues for the year ended December 31, 2009 were $181,120 compared to revenues of $73,578 in the year ended December 31, 2008, as sales of our FORTIS™ product increased and we commenced the sales of our Heatwave™ product during the 2009 fiscal year.  Overall we are disappointed with our revenue results and recognize the need to build sales in a challenging economy.  As explained in the Executive Summary above, we have taken several steps that, we believe, will generate increased sales.  Additionally, throughout most of 2009 we had very limited HeatWave™ product available so sales in this category were not meaningful.  In 2010 we have greatly improved our availability of this product line and we expect to see increased sales as a result.

General and Administrative expenses
For the Twelve months ended December 31:	2009	2008	Increase/(decrease)
			$	%
General & Administrative expenses	$1,472,144	$461,267	$1,010,877	219%

General and administrative expenses increased by 219%. Forty-four percent (44%) of the increase resulted from the valuation of stock options issued in 2009 and are not a cash item.  In order to comply with recent Generally Accepted Accounting Principles applicable to public companies, we are required to assess a value to stock options based on a formula commonly referred to as the “Black-Scholes” model.  The valuation model is used to determine “fair value” of options.  However, in the case of small companies such as ours with limited trading or thinly traded markets that typically exhibit substantial stock volatility, the model often generates excessive valuations that do not typically represent true value.  In addition to the non-cash item, we also increased our general and administrative expenses through the addition of sales and administrative personnel during fiscal 2009.

Total Operating Expenses
For the Twelve months ended December 31:	2009	2008	Increase/(decrease)
			$	%
Total operating expenses	$2,121,511	$2,364,468	$(242,957)	(10%)

Total operating expenses decreased by approximately 10% as a result of the net effect of a reduction in legal fees paid by the Company of $1,125,416 or 70%.  As a result, total operating expenses declined despite increases in both general and administrative expenses of $1,010,877 or 219% and advertising and marketing of $49,871 or 104%.  The Company continues to experience a reduction in legal fees as most of the litigation matters were resolved in 2008 and 2009.  We filed for Bankruptcy protection in late 2009 and expect legal fees and expenses for this process to exceed $150,000 during the 2010 fiscal year.  Additionally, we also expect total operating expenses to increase as a result of our planned move to larger facilities and the hiring of additional sales and customer service personnel in 2010.

Other Income (Expense)
For the Twelve months ended December 31:	2009	2008	Increase/(decrease)
			$	%
Total other income (expense)	$(293,669)	$1,674,278	$1,967,947	N/A

During 2009, the Company recognized an extinguishment of debt upon the dismissal by the court of the Promissory Note Suit of August 2007 in the amount of $75,000.  During 2008, the Company dissolved several of its subsidiaries that had no assets and $1,228,761 of liabilities. When the subsidiaries were dissolved the Company ceased to consolidate them. Accordingly, the Company recognized a gain for the liabilities that were relieved from the financial statements upon the deconsolidation of the subsidiaries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Loss
For the Twelve months ended December 31:	2009	2008	Increase/(decrease)
			$
Net (Loss)	$(2,366,512)	$(671,157)	$1,695,355

The net loss for the year ended December 31, 2009 increased by $1,695,355 or 253%, due to the non-recurring Other Income of $1,823,954 for gain on extinguishment of debt in 2008 and increased interest costs in 2009.  Without the non-recurring Other Income extinguishment of debt item in 2008, the net loss for the year ended December 31, 2009 decreased by $128,599 as a result of gross margin from increased product sales during the 2009 fiscal year.

Liquidity and Capital Resources

As more fully discussed in “Item 3 – Legal Proceedings” above, on December 16, 2009 we filed a voluntary petition of Bankruptcy in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the “Bankruptcy Court”) seeking Debtor-in-Possession status while we pursue reorganization under Chapter 11.   At the time of the voluntary petition filing, we claimed total liabilities of $3,167,387 and total assets of $1,050,529.  Additionally, the schedules to the voluntary petition disclosed three creditors holding secured claims of $577,332 and 53 creditors holding unsecured claims of $2,590,055.  On December 21, 2009, the Bankruptcy Court issued an Order approving a Debtor-in-Possession interim financing plan between the Company and Summit Growth Management LLC (“Summit”) in the gross amount of $500,000 less fees, expenses, legal fees and a prior loan of $80,000.  At a hearing on February 19, 2009, the Court issued a Final Order to approve the terms of the Debtor-in-Possession financing agreement between the Company and Summit in the total gross amount of $2,000,000.  The “DIP Financing Agreement” is more fully described in the exhibits to the registrant’s current report on Form 8-K, filed December 17, 2009.  The Company is currently preparing a Joint Plan of Reorganization and Disclosure Statement (the “Reorganization Plan”) and anticipates filing a draft Reorganization Plan on or before the end of April 2010.  Thereafter, the Company anticipates there will be a further hearing to consider the Reorganization Plan and obtain Court approval to mail the Reorganization Plan to our creditors and shareholders for consideration and approval.  As of the date of this Report, the Company has received $1,000,000 of financing with an additional $1,000,000 to be drawn.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements primarily through issuances of common stock and debt. As we continue our activities, we may continue to experience net negative cash flows from operations, pending receipt of significant revenues.  Throughout the entire fiscal year 2009, most of the Company’s cash needs were met through loans advanced to the Company by certain of its related party directors and some private placement purchases.  The Company expects that additional operating losses will occur until revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or be competitive in the areas in which it intends to operate.  The Company will require additional working capital for general operations and otherwise to implement its sales and marketing plans.  We anticipate obtaining additional financing to fund operations through draws on the DIP Financing, common stock offerings, debt offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

As of December 31, 2009, the existing capital and anticipated funds from operations alone were not sufficient to sustain Company operations, to repay indebtedness to creditors in a timely manner and execute the business plan over the next twelve months and thus we filed for Chapter 11 Bankruptcy protection (all as more fully described herein). Although the Company commenced full commercial sales of FORTIS™ product during the first quarter of 2009 and Heatwave™ in late 2009, the cash flow from such sales was not sufficient to fund continuing operation.  As we build our sales and distribution network, we anticipate substantial increases in our cash requirements from either the sale of common stock, the sale of preferred stock, or debt financing. No assurance can be made that such financing would be available and, if available, it may take either the form of debt or equity. In either case, the financing will likely have a negative impact on our financial condition and our stockholders.

At December 31, 2009, we had cash and working capital of $333,593 and $868,925, respectively, as compared to cash of $37,822 and a working capital deficit of $411,214 at December 31, 2008.  The primary reason for the improvement in working capital is the infusion of the DIP financing funds and an increase in inventory levels.  Additionally, we also sold 360,000 restricted common shares for total gross proceeds of $116,000.  As a measure to reduce cash expenditures, we issued a total of 1,040,000 restricted common shares to our President and our Chief Financial Officer valued at $260,000 for services.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources - continued

Net cash change for the twelve months ending December 31, 2009, was an increase of $295,770 as compared to an increase of $2,491 for 2008.  Net cash used in operating activities was $1,314,037 for 2009 as compared to $1,703,195 for 2008.  Operations were financed primarily by proceeds from borrowing and from the sale of common stock in the aggregate amount of $1,623,141 in 2009 as compared to $1,755,662 in 2008.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2009, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $17,574,139 and we have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing in order to fund our planned operations and ultimately to achieve profitable operations.

Intangible Assets

The Company’s intangible assets consist of three pending patents and five issued patents. Generally a patent has a life of 17 to 20 years.  The Company performed an impairment test and has determined that, as of December 31, 2009, no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets.

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

Revenue Recognition. We record sales when revenue is earned.  We sell on credit to our distributors and manufacturer representatives. All shipments are FOB shipping.  We had $178,711 in revenue from sales of products during 2009.

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 15% restocking charge.  After the 30 days, we provide a five-year warranty on replacement of parts.  The tank chamber is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  As of December 31, 2009, a total of $39,951 in warranty allowances was recorded against product sales.

Patents.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Patent and software costs include direct costs of obtaining patents. Costs for new patents are either expensed as they are incurred or capitalized and amortized over the estimated useful lives of seventeen years and software over five years.

Research and Development.  Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $48,111 and $231,624 during the years ended December 31, 2009 and 2008, respectively.

Stock Based Compensation.  All share-based payments to employees, including grants of employee stock options are recognized in the income statement based on their fair values. We use the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value when the service is complete or a performance commitment date is reached.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by Form 10-K for smaller reporting companies

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of and for the years ended December 31, 2009 and 2008 are presented in a separate section of this report following Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 14, 2009, the registrant dismissed Seale & Beers, LLC as its independent registered public accounting firm, and engaged MantylaMcReynolds, LLC.  The Board of Directors of the registrant approved of the dismissal of Seale & Beers and the engagement of Mantyla McReynolds as its independent auditor.

As the registrant engaged Seale & Beers as of August 10, 2009, Seale & Beers did not issue a report on the registrant’s financial statements for the fiscal years ended December 31, 2008 or 2007.

During the registrant’s two most recent fiscal years and the period through September 14, 2009, there were no disagreements with Seale & Beers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale & Beers, would have caused it to make reference to the subject matter of the disagreements in connection with its report.  Further, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K occurring from during the registrant’s two most recent fiscal years and the period through September 14, 2009.

During the period prior to the engagement of Mantyla McReynolds, neither the registrant nor anyone on its behalf consulted MantylaMcReynolds regarding the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the registrant’s financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.  Further, MantylaMcReynolds has not provided written or oral advice to the registrant that was an important factor considered by the registrant in reaching a decision as to any accounting, auditing or financial reporting issues.

The registrant provided a copy of the foregoing disclosures to Seale & Beers prior to the date of the filing of its report on Form 8-K and requested that Seale & Beers furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the statements in Item 4.01 of its Form 8-K. A copy of the letter furnished in response to that request was filed as Exhibit 16.1 to the Form 8-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the 2008 fiscal year, the Company implemented a new secure accounting system, separated internal responsibilities for accounting, record keeping, check writing and reconciliation between different parties with the Company and also adopted various policies and procedures designed to implement the Integrated Framework issued by COSO.  These actions taken in 2008 constituted changes in the Company’s internal control over financial reporting.  During the 2009 fiscal year we tested our procedures and recorded the results thereof in an effort to determine whether such controls continued to provide an effective internal control over financial reporting.  We determined that there was a material weakness in the recording of certain equity and debt instruments resulting from a failure to confirm the receipt of transactions by internal accounting and external third party consultants hired to ensure compliance with current accounting and disclosure requirements.  As a result we have amended our procedures to include a process by which all equity and debt transactions are recorded, summarized and then transmitted to external consultants.  These actions constituted changes in the Company’s internal control over financial reporting.

ITEM 9A.	CONTROLS AND PROCEDURES - continued

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.  We determined that there was a material weakness in the recording of certain equity and debt instruments resulting from a failure to confirm the receipt of transactions by internal accounting and external third party consultants hired to ensure compliance with current accounting and disclosure requirements.  As a result we have amended our procedures to include a process by which all equity and debt transactions are recorded, summarized and then transmitted to external consultants.  These actions constituted changes in the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our officers, directors and key employees are as follows:

Name	Age	Position
Perry D. Logan	81	Interim Chairman of the Board of Directors, Chief Executive Officer, and President,
Thaddeus (Ted) F. Marek	68	Director, Secretary/Treasurer, CFO & CAO
Wesley G. Sprunk	74	Director
L. Fred Huggins, Jr.	60	Sr. VP Sales & Marketing
Dave Allen	35	VP Engineering

Directors are elected to serve for a one-year term. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in the management of the Company’s affairs.

Perry D. Logan, Chairman of the Board, President and CEO, and Member of Corporate Governance Committee

Perry Logan has been a director of the Company since January 2007 and became an officer of the Company in May 2007. His business career is centered predominantly in the automotive industry as an owner of several major dealerships in the greater Phoenix area as well as interests in dealerships in other regions since 1965.  Mr. Logan was one of the earliest investors in the Company since his first investments in 2003.

Mr. Logan has worked closely with the new products that the Company has developed and was instrumental in building the management team to grow the Company.  Mr. Logan is suited to act as a director because of his long history with the Company, as well as his 50 year career of building and managing sales organizations.

Wesley G. Sprunk, Director, Member of Corporate Governance and Audit Committees

Wes Sprunk has been a director of the Company since May 2006.  He has been the President of Tire Service Equipment Mfg., Inc. and Saf-Tee Siping & Grooving, Inc. since September 1998. The main office for these companies is in Phoenix, Arizona with manufacturing plants in Alamogordo, New Mexico and Monticello, Minnesota. Tire Service Equipment Mfg., Inc./Saf-Tee Siping & Grooving, Inc. manufactures automotive wheel service equipment and recycling equipment. It markets these products in the U.S. and foreign countries and presently has 300+ distributors. Mr. Sprunk is also a Board member with Amerityre Corporation, a former NASDAQ public company now traded on the Bulletin Board (OTCBB: AMTY) located in Boulder City, Nevada. Amerityre specializes in urethane polycomposites and the company’s mission is to replace rubber in most applications, including tires.

Mr. Sprunk is suited to be a director because of his prior public experience with a NASDAQ listed company, as well as Mr. Sprunk's experience in building and managing a sales and distribution organization with more than 300 distributors.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Executive Officers and Directors - continued

Thaddeus (Ted) F. Marek, Secretary/Treasurer, CFO, CAO, Director and Member of Audit Committee and chairman of Corporate Governance Committee

Ted Marek has been a director of the Company since January 2007 and became an officer of the Company in October 2007.  He is currently the Principal and Designated Broker of Ted Marek Real Estate Co., Inc. in Scottsdale, Arizona.  Mr. Marek has been active in the Phoenix commercial real estate market for over 30 years. He has been very instrumental in the movement and placement of automotive dealerships, site selection, sales and acquisitions in the Phoenix Metro area.

Mr. Marek was chosen to act as a director because of his close working knowledge of the Company's products, as well as his 40 years of experience in entrepreneurial start-ups, sales and the management of sales teams.

L. Fred Huggins, Jr., Senior Vice President-Sales & Marketing

Mr. Huggins started his career with the Company as our Senior Vice President – Sales & Marketing in March 2009 after leaving a competitor company in the electric tankless industry.  Prior to this Mr. Huggins was Executive Vice President of Universal Metal Industries, Inc. and the President of Artech USA, LLC. Mr. Huggins had served in those positions since January 2002 and led all aspects of sales, marketing, and administration for the range hood manufacturing company, as well as launching the new brand and company of Artech. Beginning in 1979, Mr. Huggins held various positions and titles for the Whirlpool Corporation handling various aspects of sales and marketing, the most recent being the Purchase Experience and product launch manager for Whirlpool Corporation from April 1996 through December 2001. During that time, Mr. Huggins was the project lead delivering nationwide experiential new product launches that included developing launch strategy, budgets, scheduling, executing and follow up of the launch. Mr. Huggins also worked as a Division and Sales Manager of the Retail Channel, a Manager of Retail Marketing Education and Builder Marketing Education, a Field Sales Manager, and an Account Manager for the Whirlpool Corporation. Mr. Huggins received a Bachelor of Science in Business Administration from Florida State University and performed Graduate Studies at the University of South Florida.

David P. Allen, Vice President Engineering

David Allen has been a Vice President of the Company since March 2010.  He has worked as an engineer in high tech industry in Arizona since 1997, including large entities like Honeywell and Microsemi Corporation, and smaller, designed-based and manufacturing enterprises.  The fields in which he has been part include aerospace, military, and medical industry, as well as commercial ventures.  His specialties are centered on program management, design, prototyping, manufacturing and test with a special focus on electronics, electro-mechanical assemblies, and finished products.  Mr. Allen obtained his B.S.M.E. from Arizona State University in 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers, directors, and persons who own more than 10% of a registered class of the Company’s equity securities are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934.  The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

Reporting Person	Date Report Due	Date Report Filed
Perry D. Logan	Form 4 due March 06, 2009	April 23, 2009
Perry D. Logan	Form 4 due August 25, 2009	August 27, 2009
Perry D. Logan	Form 4 due November 06, 2009	November 18, 2009
Perry D. Logan	Form 4 due January 4, 2010	January 6, 2010
Thaddeus (Ted) F. Marek	Form 4 due January 2, 2009	January 6, 2009
Thaddeus (Ted) F. Marek	Form 4 due March 06, 2009	April 23, 2009
Thaddeus (Ted) F. Marek	Form 4 due August 19, 2009	August 27, 2009
Gregg C. Johnson	Form 4 due October 13, 2009	November 18, 2009

Code of Ethics

The Company maintains a Code of Ethics that was filed with its Annual Report on Form 10-KSB for the financial year ended December 31, 2007. That code applies to the chief executive, senior management, directors, financial and accounting officers, controller and persons performing similar functions.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Audit Committee

The Company’s Audit Committee consists of Directors Wesley Sprunk and Thaddeus (Ted) F. Marek. Mr. Marek has been designated by the Audit Committee as an “audit committee financial expert.”  As Mr. Marek is an officer of the Company, he is not independent.

The Company adopted a Corporate Governance Charter and Code of Ethics on March 1, 2007.  The Corporate Governance Committee consists of Mr. Logan (Chairman), and Mr. Marek. The Corporate Governance Charter adopted a procedure whereby the Corporate Governance Committee of the Board must consider nominations of potential directors to its board from shareholders and interested parties alike.

ITEM 11.	EXECUTIVE COMPENSATION

The table below sets forth the remuneration of our chief executive officer during our last two completed fiscal years (the years ended December 31, 2009 and December 31, 2008), as well as other executive officers whose total annual compensation equaled or exceeded $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Perry Logan, Chief Executive Officer, President	2009 2008	-0- -0-	-0- -0-	130,000(1) 120,000	190,389(2) 77,192	-0- -0-	-0- -0-	-0- -0-	320,389 197,192
Thaddeus (Ted) F. Marek, Chief Financial Officer, Secretary-Treasurer, Chief Accounting Office (3)	2009 2008	-0- -0-	-0- -0-	130,000(1) 120,000	190,389(2) 77,192	-0- -0-	-0- -0-	-0- -0-	320,389 197,192
Gregg C. Johnson, Executive Vice President	2009 2008	120,000 130,000	-0- 5,073	40,000(4) -0-	190,389(2) 77,192	-0- -0-	-0- -0-	2,393 847	352,782 213,112
Louis Fred Huggins Vice President Sales and Marketing	2009 2008	60,962 -0-	-0- -0-	14,275(5) -0-	-0- -0-	-0- -0-	-0- -0-	5,268 -0-	80,505 -0-

(1)	Mr. Marek and Mr. Logan received 520,000 shares each for services rendered.
(2)
On March 1, 2009, each officer received an option to purchase 500,000 shares at $0.50 per share which is exercisable through March 1, 2014.  The options were valued using the Black-Scholes model with the following assumptions:  a stock price of $0.41, exercise price of $0.50, 5-year option, risk-free rate of 3.94 and a volatility rate of 231%.

(3)	Mr. Marek became Secretary-Treasurer on May 3, 2007 and assumed the additional roles as Chief Financial Officer and Chief Accounting Officer on October 28, 2008.
(4)
Mr. Johnson received 40,000 shares of common stock at $.25 per share as a year-end bonus and 120,000 shares of common stock at $.25 per share as compensation per employment agreement.  Mr. Johnson resigned as an officer in March 2010.

(5)	Mr. Huggins received 20,000 shares of common stock at $.25 per share as a year-end bonus and 37,100 shares of common stock at $.25 per share as compensation per employment agreement.

ITEM 11.	EXECUTIVE COMPENSATION - continued

We entered into Personal Services Agreements with Perry D. Logan and Thaddeus (Ted) F. Marek, dated May 15, 2008 that ended on December 31, 2008, which provided for automatic renewals for successive 12-month periods unless earlier terminated.  Under the terms of the agreements, we are obligated to pay each of them annual cash compensation of $120,000 and reimburse them for vehicle operating and insurance costs.  The agreements may be terminated by the Company for cause or in the event of death or disability or by Mr. Logan or Mr. Marek upon 90 days prior written notice.  The agreements include a two-year non-compete provision.  At the discretion of Mr. Logan or Mr. Marek, the cash compensation may be paid in the form of shares of our common stock priced at the lowest closing bid price of the stock over the ten trading days prior to the issuance of the shares. Since the inception of these Agreements, all fees pursuant thereto have been paid in restricted common shares issued at a deemed price of $0.25 per share. In both of the years ended December 31 2008 and 2009, Mr. Logan and Mr. Marek each received options to purchase 500,000 shares of common stock exercisable at $0.50 per share for a period of five years and piggy-back registration rights with respect to the shares.

For the 2009 fiscal year, the Company paid Gregg C. Johnson annual cash compensation of $150,000 and provided a monthly car allowance of $500 per month as well as reimbursement of vehicle operating and insurance costs.  For 2009, $30,000 of the cash compensation was paid in the form of 120,000 shares of restricted common stock at a deemed price of $0.25 per share and $10,000 year-end bonus that was paid in the form of 40,000 shares of restricted common stock at deemed price of $0.25 per share. In both 2008 and 2009, Mr. Johnson received options to purchase 500,000 shares of common stock, exercisable at $0.50 per share for a period of five years, and piggy-back registration rights with respect to the underlying shares issued pursuant thereto.  Mr. Johnson does not have a written agreement with the Company.  Mr. Johnson resigned as an officer in March 2010 but continues to provide part-time services as a consultant..

For the 2009 fiscal year, the Company paid L. Fred Huggins annual cash compensation of $75,237.  For the year ended 2009, $9,275 of the cash compensation was paid in the form of 37,100 shares of restricted common stock at a deemed price of $0.25 per share and $5,000 year-end bonus that was paid in the form of 20,000 shares of restricted common stock at deemed price of $0.25 per share. Mr. Huggins does not have a written agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End
Name	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested(#)	Market Value of Shares or Units of Stock that have not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Perry Logan	500,000	-0-	-0-	0.50	10/1/2013	-0-	-0-	-0-	-0-
Perry Logan	500,000	-0-	-0-	0.50	3/1/2014	-0-	-0-	-0-	-0-
Thaddeus (Ted) Marek	500,000	-0-	-0-	0.50	10/1/2013	-0-	-0-	-0-	-0-
Thaddeus (Ted) Marek	500,000	-0-	-0-	0.50	3/1/2014	-0-	-0-	-0-	-0-
Gregg C. Johnson	500,000	-0-	-0-	0.50	10/1/2013	-0-	-0-	-0-	-0-
Gregg C Johnson	500,000	-0-	-0-	0.50	3/1/2014	-0-	-0-	-0-	-0-

Compensation of Directors

Each of our non-employee directors receives reimbursement for expenses of attendance for each scheduled meeting that requires physical attendance.

There was no compensation paid to any of our directors for our last completed fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 15, 2010, concerning shares of the Company’s common stock, the only class of securities that are issued and outstanding, held by (1) each stockholder known to own beneficially more than five percent of the common stock, (2) each of the directors, (3) each of the executive officers, and (4) all of the directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Ted F. Marek 12210 N. 76th Pl. Scottsdale, AZ 85260	4,627,676 (3,5)	28.86%
Perry D. Logan PO Box 35080 Las Vegas, NV 89144	4,763,574 (4,5)	29.70%
Gregg C. Johnson 7701 E. Gray Rd., Ste. 104 Scottsdale, AZ 85260	2,013,639 (5)	12.56%
Wesley G. Sprunk 3451 S. 40th Street Phoenix, AZ 85040	320,463	2.00%
Steven G. Mihaylo 7701 E. Gray Rd., Ste. 104 Scottsdale, AZ 85260	11,000,000 (6, 7)	68.59%
L. Fred Huggins, Jr. 7701 E. Gray Rd., Ste. 104 Scottsdale, AZ 85260	57,100	0.36%
David P. Allen 7701 E. Gray Rd., Ste. 104 Scottsdale, AZ 85260	0	0.00%

All officers and directors as a group (5 persons)	9,768,813 (8)	77.50%

(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 16,037,323 shares of Common Stock outstanding as of April 15, 2010.  If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from April 15, 2010, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)	Includes shares held of record by Ted Marek Family Trust and shares held of record by Ted Marek Real Estate Defined Benefit Pension Plan,
(4)	Includes shares held of record by Perry and Rose Logan as Joint Tenants.
(5)	Includes 1,000,000 shares issuable upon exercise of vested stock options.
(6)	Includes 6,000,000 shares issuable upon conversion of amounts owed under the Convertible Debenture between the Company and the Steven G. Mihaylo, Trust (beneficially owned by Steven G. Mihaylo).
(7)
Includes 4,000,000 shares issuable upon conversion of debt to common shares under existing Debtor-in-Possession Financing Agreement, dated as of December 15, 2009 with Summit Growth Management, LLC, (beneficially owned by Steven G. Mihaylo).

(8)	Includes 2,000,000 shares issuable upon exercise of vested stock options.

Changes in Control

The Company is not aware of any arrangements which may result in a change in control of the Company, other than the possible issuance of shares upon conversion of amounts owed under the convertible debenture between the Company and the Steven G. Mihaylo Trust (beneficially owned by Steven G. Mihaylo), as well as the issuance of shares upon conversion of amounts owed under the DIP Financing Agreement with Summit Growth Management, LLC, (beneficially owned and controlled by Steven G. Mihaylo).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

Equity Compensation Plans

As of December 31, 2009 our equity compensation plans were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	3,360,000	$0.68	N/A
Total	3,360,000	$0.68	N/A

The Company has granted options to:

(1)
Sundance Financial Corp. and Digital Crossing, LLC, to purchase 75,000 shares each of common stock at an exercise price of $2.00 per share. The option may be exercised, in whole or in part, at any time within a ten-year period beginning February 11, 2004, and ending February 11, 2014.

(2)
Ted Marek, Perry Logan and Gregg Johnson to purchase 500,000 shares each of common stock at an exercise price of $0.50 per share. The option may be exercised, in whole or in part, at any time within a five-year period beginning October 1, 2008, and ending October 1, 2013.

(3)
Ted Marek, Perry Logan and Gregg Johnson to purchase 500,000 shares each of common stock at an exercise price of $0.50 per share. The option may be exercised, in whole or in part, at any time within a five-year period beginning March, 2009, and ending February 28, 2014.

(4)
Ronald O. Abernathy to purchase 12,500 shares of common stock at an exercise price of $2.00 per share.  The option may be exercised, in whole or in part, at any time within a five-year period beginning September 8, 2006, and ending September 7, 2011.

(5)
Mark D. Chester to purchase 37,500 shares at an exercise price of $2.00 per share. The options may be exercised, in whole or in part, at any time within a five-year period beginning September 8, 2006 and ending September 7, 2011.

(6)
William & Dolores Watkins, JTWROS to purchase 100,000 shares at an exercise price of $2.50 per share.  The options may be exercised in whole or in part, at any time within a one year period beginning April 9, 2009 and ending April 9, 2010.

(7)
D. Watkins Family Trust to purchase 60,000 shares at an exercise price of $2.50 per share.  The options may be exercised, in whole or in part, at any time within a one year period beginning April 9, 2009 and ending April 9, 2010.

All outstanding options are fully exercisable as of the grant date and require that the exercise price be paid in cash. The number of shares purchasable upon exercise of such option is subject to certain adjustments and in certain circumstances the price per share may also be adjusted. The grantees have unlimited piggy-back registration rights to have shares purchased pursuant to the option included in any registration statement filed by the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, none of the Company’s present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of the Company’s information and belief, any of its former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders has or had any material interest, direct or indirect, in any transaction or in any proposed transaction which has materially affected or will materially affect the Company.

Other Amounts Owed to Related Parties

At December 31, 2009, the following amounts were owed to related parties:

Name	Relationship	Amount		Factual Background
Steven D. Mihaylo	Affiliate	$2,000,000	(1)	Unsecured convertible debenture issued in 2008 that accrues interest at 10% per annum and Chapter 11 funds from Summit Growth Management of which Mr. Mihaylo is principal
Ted F. Marek	Officer and director	$164,000	(2)	Short Term note issued in 2008 that was converted to a long term note in 2009 and accrues interest at 10% per annum. $140,000 was owed at December 31, 2008
Perry D. Logan	Officer and director	$369,800	(3)	Long Term note issued in 2009 originally issued as a short term note in 2009 that accrues interest at 10% per annum.

(1)	As of April 15, 2010 the debenture indebtedness was $1,500,000 and the Chapter 11 Funds indebtedness was $1,000,000.
(2)	As of April 15, 2010 the principal balance of the long term note was $164,000.
(3)	As of April 15, 2010 the principal balance of the long term note was $369,800.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

Other Amounts Owed to Related Parties - continued

On September 17, 2008, we executed a convertible debenture in favor of the Steven G. Mihaylo Trust, as restated, dated December 13, 2001  the (“Mihaylo Trust”) pursuant to which we received a working capital facility of up to $1,500,000 (the “Debenture”).  $900,000 was owed under the debenture at December 31, 2008.  During fiscal 2009 we fully drew down the $1,500,000 available to us under the Debenture and applied such funds towards general working capital purposes including, specifically, funds that enabled us to commence the commercial production and sale of our patented FORTIS™ line of electric tankless water heaters, as well as obtain the certification and commercialization of a suite of products utilizing our patented Paradigm™ technology.  With respect to the $1,500,000 drawn by us under the Debenture, all funds must be repaid on or before the expiration of the Debenture on September 16, 2013 (the “Maturity Date”).  We have agreed to pay interest on any outstanding principal amount under the Debenture at the rate of 10% per annum, compounded annually from the date of each draw, and payable on the Maturity Date.  We have reserved the right to prepay the Debenture without penalty upon giving Notice.  The Mihaylo Trust has the right to convert, at any time, all or any portion of the Debenture into shares of our common stock at the conversion rate of $0.25 per share (subject to adjustment in the event of certain corporate restructuring events as described in the terms of the Debenture).  All such shares of common stock to be issued pursuant to such conversion shall be restricted securities and thus will not be registered under the Securities Act of 1933.  The entire unpaid and unredeemed balance of the Debenture and all interest accrued and unpaid shall, at the election of the Mihaylo Trust, be and become immediately due and payable upon the occurrence of  certain events of default including: (a) the non-payment when due of principal and interest or of any other payment as provided in the Debenture; (b) if we, excluding any subsidiary or affiliate of ours (i) applies for or consents to the appointment of, or if there shall be a taking of possession by a receiver, custodian, trustee or liquidator for us or any of our property; (ii) become generally unable to pay our debts as they become due; (iii) make a general assignment for the benefit of creditors or becomes insolvent; (iv) file or are served with any petition for relief under the Bankruptcy Code or any similar federal or state statute; or (v) default with respect to any evidence of indebtedness or liability for borrowed money, or any such indebtedness shall not be paid as and when due and payable, and (c) any failure to issue and deliver shares of common stock as provided in the Debenture.

On December 16, 2009, SKYE executed a $2,000,000 Debtor in Possession, Interim Financing and Post-Confirmation Funding Agreement (the “DIP Financing Agreement”) with Summit Growth Management, LLC, a Nevada limited liability company controlled by Steven G. Mihaylo (“Summit”).  Under the terms of the DIP Financing Agreement, Summit loaned $1,000,000, half of which was disbursed upon the Court’s approval of the Funding Agreement and the other half of which was disbursed approximately 60 days after the first disbursement.  Summit will loan an additional $1,000,000 (“Post-Confirmation Financing”), half of which will be disbursed within ten days after entry of an order confirming a Reorganization Plan and the other half of which will be disbursed six months thereafter.  As of the date of this Report, the Company has been advanced a total of $1,000,000 before deduction of fees and expenses.  All amounts drawn under the DIP Financing Agreement bear interest at 10% per annum and are secured by all of the assets of SKYE.  Principal and interest under the Interim DIP Financing shall be due at the later of (i) the entry of a final decree closing the bankruptcy proceeding or (ii) two years from the initial disbursement of the Interim DIP Financing.  Principal and interest under the Post-Confirmation Financing shall be due two years from the date of the initial disbursement of the Post-Confirmation Financing.  Subject to a prior repayment of the first $1,000,000 advanced to the Company under the DIP Financing Agreement, the Post Confirmation Funding of $1,000,000 will continue as a revolving credit facility available to the Company.

Purchase of Common Stock

During the year ended December 31, 2008, Ted Marek and Steven Mihaylo purchased 316,400 and 1,000,000 shares, respectively, for total cash consideration of $421,250.

Issuance of Common Stock to Repay Debt

During the year ended December 31, 2008, we issued shares of common stock to the following officers and directors for repayment of debt:

Name	Number of Shares Issued	Amount of Debt Repaid
Wesley G. Sprunk	196,000	$62,720
Ted Marek	1,371,875	$439,000
Perry Logan	1,371,875	$439,000
Gregg Johnson	448,500	$143,520

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - continued

Future Transactions

All future affiliated transactions are expected to be made or entered into on terms that are no less favorable to the Company than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of the Company’s Board of Directors are asked to approve future affiliated transactions. The Company believes that all of the transactions described above have been on terms as favorable to it as could have been obtained from unaffiliated third parties as a result of arm’s length negotiations.

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

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 5605(a)(2)).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

Wesley G. Sprunk is the only independent director under the above definition.  We do not list that definition on our Internet website.

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

Audit Fees

During the year ended December 31, 2009, Moore & Associates, Chartered, billed the Company $12,500 for the audit of the 2008 annual financial statements.  In August 2009, the Company was informed that the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore & Associates, which was serving as the Company’s independent auditors.  The revocation was a result of Moore’s violation of PCAOB rules and auditing standards.  This revocation of Moore’s registration required the Company to have the financial statements for the year ended December 31, 2008 reaudited.  Therefore, the Company engaged the services of MantylaMcReynolds, LLC to re-audit the 2008 annual financial statement and to review the 2009 quarterly and audit the 2009 annual financial statements. During the year ended December 31, 2009, MantylaMcReynolds billed the company $12,500 for their services.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2009 and 2008.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for fiscal years 2009 and 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES - continued

All Other Fees

There were no fees billed for products and services provided by our principal accountant, other than the services reported above, for fiscal years 2009 and 2008.

Pre-Approval Policies and Procedures

Prior to engaging the accountants or auditors to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. The Board in accordance with Company procedures approved all of the services described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc. (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc. (5)
3.6	Bylaws, as Amended (6)
3.7	Certificate of Change Pursuant to NRS 78.209, as corrected (7)
10.1	2003 Stock Incentive Plan (8)
10.2	2003 Stock Incentive Plan #2 (9)
10.3	2005 Stock Incentive Plan (10)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc., and SKYE International, Inc. (11)
10.5	Consulting Agreement between SKYE International, Inc., and Sundance Financial Corp, including amendments (5)
10.6	Consulting Agreement between SKYE International, Inc., and Digital Crossing, LLC, including amendments (5)
10.7	Stock Option Agreement between SKYE International, Inc., and Sundance Financial Corp., including amendments (5)
10.8	Stock Option Agreement between SKYE International, Inc., and Digital Crossing, LLC, including amendments (5)
10.9	Steven G. Mihaylo Trust Convertible Debenture (12)
10.10	Loan Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007 (13)
10.11	Loan Agreement with Perry Logan dated October 12, 2007 (13)
10.12	Security Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007 (13)
10.13	Security Agreement with Perry Logan dated October 12, 2007 (13)
10.14	15% Secured Convertible Promissory Note with Thaddeus (Ted) F. Marek dated October 12, 2007 (13)
10.15	15% Secured Convertible Promissory Note with Perry Logan dated October 12, 2007 (13)
10.16	Personal Services Agreement with Perry D. Logan dated May 15, 2008 (13)
10.17	Personal Services Agreement with Thaddeus (Ted) F. Marek dated May 15, 2008 (13)
10.18	Secured Convertible Promissory Notes, Security Agreement and Short Term Loan Agreement (14)
10.19	Debtor in Possession, Interim Financing and Post-Confirmation Funding Agreement (15)
14.1	Code of Ethics (16)
16.1	Letter from Moore and Associates, Chartered (17)
16.2	Letter from Seale & Beers, LLC (18)
21.1	Subsidiaries of SKYE International, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed May 20, 2008
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006
(12)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed September 22, 2008
(13)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008
(14)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009, filed November 13, 2009
(15)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed December 17, 2009
(16)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2007
(17)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed August 11, 2009
(18)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 15, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYE INTERNATIONAL INC.

Date: April 15, 2010	By:	/s/ Perry D. Logan
Perry D. Logan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Perry D. Logan	Chairman, Chief Executive Officer and Director	April 15, 2010
Perry D. Logan	(Principal Executive Officer)

/s/ Thaddeus (Ted) F. Marek	Interim Chief Financial Officer and Director	April 15, 2010
Thaddeus (Ted) F. Marek	(Principal Financial Officer)

/s/ Thaddeus (Ted) F. Marek	Chief Accounting Officer and Director	April 15, 2010
Thaddeus (Ted) F. Marek	(Principal Accounting Officer)

/s/ Wesley G. Sprunk	Director	April 15, 2010
Wesley G. Sprunk

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc. (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc. (5)
3.6	Bylaws, as Amended (6)
3.7	Certificate of Change Pursuant to NRS 78.209, as corrected (7)
10.1	2003 Stock Incentive Plan (8)
10.2	2003 Stock Incentive Plan #2 (9)
10.3	2005 Stock Incentive Plan (10)
10.4	Manufacturing Services Agreement between Jabil Circuit, Inc., and SKYE International, Inc. (11)
10.5	Consulting Agreement between SKYE International, Inc., and Sundance Financial Corp, including amendments (5)
10.6	Consulting Agreement between SKYE International, Inc., and Digital Crossing, LLC, including amendments (5)
10.7	Stock Option Agreement between SKYE International, Inc., and Sundance Financial Corp., including amendments (5)
10.8	Stock Option Agreement between SKYE International, Inc., and Digital Crossing, LLC, including amendments (5)
10.9	Steven G. Mihaylo Trust Convertible Debenture (12)
10.10	Loan Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007 (13)
10.11	Loan Agreement with Perry Logan dated October 12, 2007 (13)
10.12	Security Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007 (13)
10.13	Security Agreement with Perry Logan dated October 12, 2007 (13)
10.14	15% Secured Convertible Promissory Note with Thaddeus (Ted) F. Marek dated October 12, 2007 (13)
10.15	15% Secured Convertible Promissory Note with Perry Logan dated October 12, 2007 (13)
10.16	Personal Services Agreement with Perry D. Logan dated May 15, 2008 (13)
10.17	Personal Services Agreement with Thaddeus (Ted) F. Marek dated May 15, 2008 (13)
10.18	Secured Convertible Promissory Notes, Security Agreement and Short Term Loan Agreement (14)
10.18	Debtor in Possession, Interim Financing and Post-Confirmation Funding Agreement (15)
14.1	Code of Ethics (16)
16.1	Letter from Moore and Associates, Chartered (17)
16.2	Letter from Seale & Beers, LLC (18)
21.1	Subsidiaries of SKYE International, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed May 20, 2008
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 23, 2006
(12)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed September 22, 2008
(13)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008
(14)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009, filed November 13, 2009
(15)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed December 17, 2009
(16)	Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2007
(17)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed August 11, 2009
(18)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed September 15, 2009

SKYE INTERNATIONAL, INC., AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT	F-5

CONSOLIDATED STATEMENTS OF CASH FLOW	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SKYE International, Inc.

We have audited the accompanying balance sheets of SKYE International, Inc. (Debtor-In-Possession) (the “Company”) as of December 31, 2009 and 2008 (as restated), and the related statements of operations, stockholders' equity (deficit), and cash flows, for the years ended December 31, 2009 and 2008 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SKYE International, Inc. as of December 31, 2009 and 2008 (as restated), and the results of operations and cash flows for the years ended December 31, 2009 and 2008 (as restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that SKYE International, Inc. will continue as a going concern. As discussed in Note 1 and Note 7 to the financial statements, on December 16, 2009, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code and there are uncertainties inherent in the bankruptcy process.  The Company has also incurred net losses since inception and has not generated meaningful revenues in the last two years. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds LLC

Mantyla McReynolds, LLC
Salt Lake City, Utah
April 15, 2010

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31
	2009	2008
		(Restated)

ASSETS

CURRENT ASSETS
Cash	$333,593	$37,822
Accounts Receivable	16,152	4,852
Inventory	723,617	443,978
Prepaid Expenses	12,948	91,671

Total Current Assets	1,086,310	578,323

EQUIPMENT, NET	56,252	77,638

OTHER ASSETS
Patents	10,089	-
Deferred Financing Costs	19,802	-
Deposits	-	2,460

Total Other Assets	29,891	2,460

Total Assets	$1,172,453	$658,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	157,226	312,189
Accrued Expenses	2,039	77,098
Notes Payable - Related Parties	-	413,000
Current Portion of Notes Payable	10,068	9,350
Accrued Interest Payable	8,101	134,414
Warranty Accrual	39,951	43,486

Total Current Liabilities	217,385	989,537

LONG-TERM DEBT
Notes Payable	2,986	8,814
Notes Payable - Related Parties	500,000	-
Convertible Debt	-	559,800

Total Liabilities	720,371	1,558,151

LIABILITIES SUBJECT TO COMPROMISE	2,421,926	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 100,000,000 shares
authorized at $0.001par value;
Issued and outstanding 15,767,323 and
13,927,915 shares, respectively	15,767	13,928
Common Stock Subscribed	-	(24,000)
Additional Paid in Capital	15,588,528	14,317,969
Accumulated Deficit	(17,574,139)	(15,207,627)

Total Stockholders' Equity (Deficit)	(1,969,844)	(899,730)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$1,172,453	$658,421

The accompanying notes are an integral part of these financial statements

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
		(Restated)
REVENUES
Product Sales	$178,711	$73,324
Other Income	2,409	254

Total Revenues	181,120	73,578

Cost of Goods Sold	132,452	54,545

Gross Profit	48,668	19,033

EXPENSES
Legal and Professional	479,004	1,604,420
General and Administrative	1,472,144	461,267
Research and Development	48,111	231,624
Advertising and Marketing	97,936	48,065
Depreciation	24,316	19,092

Total Expenses	2,121,511	2,364,468

Net (Loss) from Operations	(2,072,843)	(2,345,435)

OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	75,000	1,823,954
Reorganization Items	(30,000)	-
Interest Expense	(338,669)	(149,676)

Total Other Income (Expense)	(293,669)	1,674,278

Net (Loss) before Income Taxes and Reorganization Items	(2,366,512)	(671,157)

Income Tax Expense	-	-

NET (LOSS)	$(2,366,512)	$(671,157)

Basic and diluted (loss) per share	$(0.16)	$(0.06)

Weighted Average Number of Common
Shares Outstanding	14,691,586	10,704,864

The accompanying notes are an integral part of these financial statements

SKYE INTERNATIONAL, INC., AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

				Additional
	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2007	7,481,813	7,482	108,675	$11,152,911	$(14,536,470)	$(3,267,402)

Common stock issued for related party services	62,500	62	-	49,938	-	50,000
Common stock issued for consulting services	1,204,905	1,205	-	692,590	-	693,795
Common stock issued for cash	1,672,656	1,673	(24,000)	533,577	-	511,250
Common stock issued for related party debt	3,388,250	3,389	(108,675)	1,080,851	-	975,565
Common stock issued for legal fees	117,854	117		86,613		86,730
Beneficial conversion feature (Restated)	-	-	-	360,000	-	360,000
Fair value of options granted (Restated)	-	-	-	361,489	-	361,489
Fractional shares cancelled in reverse stock split	(63)	-	-	-	-	-
Net Loss (Restated)	-	-	-	-	(671,157)	(671,157)

Balance December 31, 2008 (Restated)	13,927,915	13,928	(24,000)	14,317,969	(15,207,627)	(899,730)

Common stock issued for related party services	217,100	217	-	54,058	-	54,275
Common stock issued for consulting services	1,040,000	1,040	-	258,960	-	260,000
Common stock issued for cash	360,000	360	24,000	91,640	-	116,000
Common stock issued for legal fees	23,188	23	-	18,527	-	18,550
Common stock issued for financing costs	159,120	159	-	22,118	-	22,277
Common stock issued for services	40,000	40	-	9,960	-	10,000
Beneficial Conversion Feature				240,000		240,000
Fair value of options granted	-	-	-	575,296	-	575,296
Net Loss	-	-	-	-	(2,366,512)	(2,366,512)

Balance December 31, 2009	15,767,323	$15,767	$-	$15,588,528	$(17,574,139)	$(1,969,844)

The accompanying notes are an integral part of these financial statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008

Operating Activities

Net (Loss)	$(2,366,512)	$(671,157)
Adjustments to reconcile from Net Loss to net cash from operation activities:
Gain on Extinguishment of Debt	(75,000)	(1,823,954)
Depreciation Expense	24,316	19,092
Amortization of Discount on Convertible Debt	123,274	19,800
Amortization of Patents	314	-
Amortization of Financing Costs	2,475	-
Shares and Options Issued for Services Rendered	918,121	1,105,283
Reorganization Items	30,000	-
Changes in assets and liabilities:
Inventory	(279,639)	(324,310)
Accounts Receivable	(11,300)	(4,852)
Prepaid Expense	78,723	(9,161)
Customer Deposits	2,460	(103,371)
Accrued Interest Payable	161,974	58,147
Accounts Payable and Accrued Expenses	76,757	31,288

Net Cash (Used) in Operating Activities	(1,314,037)	(1,703,195)

Investing Activities

Patents	(10,403)	-
Purchase of Equipment	(2,930)	(49,976)

Net Cash (Used) in Investing Activities	(13,333)	(49,976)

Financing Activities

Proceeds from Notes Payable - Related Parties	1,063,800	1,246,544
DIP Financing - Related Party	500,000	-
Repayment of Notes Payable	(56,659)	(2,132)
Proceeds from Common Stock	116,000	511,250

Net Cash Provided by Financing Activities	1,623,141	1,755,662

Net Increase/(Decrease) in Cash	295,771	2,491

Cash, Beginning of Year	37,822	35,331

Cash, End of Year	$333,593	$37,822

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$9,346	$71,570

Non Cash Financing Activities:
Common Stock Issued for Debt	$22,277	$1,062,295

The accompanying notes are an integral part of these financial statements

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

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

SKYE had three subsidiary corporations, all of which were wholly-owned and all of which were wound up or administratively dissolved during the fiscal year ended December 31, 2008:

•	Envirotech Systems Worldwide, Inc., an Arizona corporation (“Envirotech”);
•	ION Tankless, Inc., an Arizona corporation (“ION”); and
•	Valeo Industries, Inc., a Nevada corporation (“Valeo”).

In June, 2009, SKYE formed Tankless.com for initiating internet sales of the Company’s line of tankless water heaters.  Tankless.com is the only wholly-owned subsidiary of the Company for fiscal year ended December 31, 2009.

Nature of Business

The Company is in the business of designing, developing, manufacturing and marketing consumer lifestyle products including, initially, several models of an electric, tankless water heater.  The Company’s products, together with a limited quantity of related parts purchased for resale, are sold primarily through manufacturer representatives and wholesale distributors in the United States and Canada. Based upon the nature of the Company’s operations, facilities and management structure, the Company considers its business to constitute a single segment for financial reporting purposes.

Basis of Consolidation

The accompanying consolidated financial statements reflect the operations, financial position and cash flows of the Company and include the accounts of the Company and its subsidiary after elimination of all significant inter-company transactions in consolidation.

Basis of Presentation

The consolidated financial statements include the accounts of SKYE International, Inc. and its wholly-owned subsidiary.

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

Voluntary Petition under Chapter 11

Commencing December 16, 2009, the Company (“Debtor”) filed a Voluntary Petition under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada (“the Bankruptcy Court”). Under Chapter 11, certain claims against the Debtor in existence before the filing of the Voluntary Petition under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims classified as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executor contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment.

As of April 15, 2010 the Company’s Reorganization Plan has not been completed or submitted to the Bankruptcy Court.  The Company is required to submit the  Reorganization Plan on or before April 19, 2010.  The Company incurred $30,000 of legal costs relative to the bankruptcy during the year ended December 31, 2009.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1.               THE COMPANY - continued

Recently Issued Accounting Standards

The following is a listing of the most recent accounting standards and their effect on the Company. In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1.               THE COMPANY - continued

Recently Issued Accounting Standards - continued

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2.               SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that entail significant judgments and estimates, and could potentially result in materially different results under different assumptions and conditions.

Cash and Cash Equivalents

All highly liquid debt instruments with a maturity of six months or less at the time of purchase are considered to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of these instruments.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts payable, accrued expenses and short-term and long-term convertible debt obligations. Including promissory notes, and related party liabilities, the fair value of these financial instruments approximates their carrying amount as of December 31, 2009 and December 31, 2008 due to the nature of or the short maturity of these instruments.

Research and Development

The Company's research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. The Company expenses product research and development costs as they are incurred. . The Company incurred research and development expense of $48,111 and $231,624 during the years ended December 31, 2009 and 2008, respectively.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 2.               SIGNIFICANT ACCOUNTING POLICIES - continued

Marketing Strategy

The Company sells to large wholesale distributors through its network of manufacturer representatives. The Company has periodically advertised at trade shows and through trade magazines.  The Company has recently added a direct sales force to complement outside sales activities. It also maintains a website.

Revenue Recognition

The Company records sales when revenue is earned. The Company sells on credit to its distributors and manufacturers representatives. All shipments are FOB shipping point. The Company had revenue from sales of products of $178,711and $73,324 during the years ended December 31, 2009 and 2008, respectively.

Accounts Receivable

Accounts receivable are recorded when an order is received from a distributor and the product is shipped.  Net accounts receivable is as follows:

December 31,	2009	2008
Accounts Receivable	$16,652	$4,852
Less: Allowance for Doubtful Accounts	(500)	(-0-)
Net Accounts Receivable	$16,152	$4,852

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from inability of the company’s customers to make the required payments. The Company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and external factors that may impact collectability.

Advertising

Advertising expense included the cost of sales brochures, print advertising in trade publications, displays at trade shows and maintenance of an Internet site. Advertising is expensed when incurred. Advertising expense for the years ended December 31, 2009 and 2008 was $97,936 and $48,065, respectively.

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

Property and Equipment

Property and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which range from two to seven years. Fixed assets consist of the following:

December 31,	2009	2008
Equipment, Furniture and Fixtures	$113,753	$110,823
Vehicles	18,353	18,353
Less: Accumulated Depreciation	(75,854)	(51,538)
Net Fixed Assets	$56,252	$77,638

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 2.               SIGNIFICANT ACCOUNTING POLICIES - continued

Patents

We evaluate potential impairment of long-lived assets by reviewing for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable based on expected undiscounted cash flows that result from the use and eventual disposition of the asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Patent and software costs include direct costs of obtaining patents. Costs for new patents are capitalized and amortized over the estimated useful lives of seventeen years and software over five years. The Company has $10,089 in capitalized patent and software costs, net of accumulated amortization amounting to $314 at December 31, 2009. The Company recorded amortization expense of $314 for the year ended December 31, 2009 and $0 for year ended December 31, 2008. Amortization for future periods will be as follows:

December 31, 2010	$694
December 31, 2011	694
December 31, 2012	694
December 31, 2013	694
December 31, 2014	694
Thereafter	6,619

Total	$10,089

Earnings per Share

The basic (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares outstanding during the year.

The Company has potentially dilutive securities outstanding at the end of the statement periods. However, they are excluded from the computation of basic and diluted earnings per share because they are anti-dilutive. The Company has 3,360,000 options and $1,500,000 of outstanding convertible debt  which may be converted into 6,000,000 shares of the Company’s common stock at any time and from time to time until  September 26, 2013.  The Company had 1,700,000 options outstanding and $900,000 of outstanding convertible debt which may be converted into 3,600,000 shares of Company’s common stock at December 31, 2008.

Stock Based Compensation

All share-based payments to employees, including grants of employee stock options are recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value when the service is complete or a performance commitment date is reached.

Warranty and Right of Return

In connection with the sale of each product, the Company provides a limited 30-day money back guarantee less a 15% restocking charge. After the 30 days the Company provides a five year warranty on replacement of parts. The tank chamber is warranted not to leak for 10 years. The Company has limited history with claims against its warranty. As of December 31, 2009 a total reserve of $39,951 for warranties were recorded against product sales.

Warranty Accrual for 2003	$3,240
Warranty Accrual for 2004	9,725
Warranty Accrual for 2005	21,605
Warranty Accrual for 2006	-0-
Warranty Accrual for 2007	-0-
Warranty Accrual for 2008	8,916
Warranty Costs Incurred	(5,505)
Warranty Accrual for 2009	1,970
Total Warranty Accrual as of December 31, 2009	$39,951

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 3                NOTES PAYABLE AND CONVERTIBLE DEBT OBLIGATIONS

Notes payable and capital lease obligations consist of the following:

Year Ended December 31,	2009	2008
Convertible Notes made in favor of related party (shareholder, former director), Unsecured, Mature five-years from issue date, bear 10% Interest payable quarterly, principal and interest convertible into one common share for each outstanding $0.25. Principal amount of $1,500,000 net of the discount for the fair value of the beneficial conversion feature of $463,474 as of December 31, 2009.	$1,036,526	$559,800
Vehicle purchase contract, 6% Interest, secured by vehicle; $426 due monthly through July 2011.	8,104	13,221
D & O insurance financing, 10% interest, $1,014.87 due monthly through June, 2010.	4,950	4,943
DIP financing made in favor of related party (shareholder, former director), 10% interest, principal due at closing of Chapter 11,	500,000	-
Unsecured Demand Note made in favor of related party (former director), 10% interest	25,000	-
Secured Loan made in favor of related party (officer), 10% interest, due date September 4, 2012	369,800	-
Unsecured Demand Note made in favor of former affiliate, 10% interest	150,000	120,000
Secured Loan made in favor of related party (officer), 10% interest, due date September 4, 2012;	164,000	140,000
Unsecured Demand Note made in favor of former affiliate, 10% interest	78,000	78,000
Convertible Notes, Unsecured, Issued March 2006, Matured March 2007, bear 5% Interest, principal and interest convertible into one common share $0.55 per share. Notes have not been converted.	-	75,000

Total	$2,336,380	$990,964

Less: Notes Payable Subject to Compromise	1,823,326

Total Notes Payable	$513,054

Maturities of Long-Term Debt are as follows:

2010	$10,068
2011	2,986
2012	500,000

Total	$513,054

At December 31, 2009, the scheduled maturities of debt not subject the compromise primarily related to borrowings under the DIP financing agreement as follows: 2012 - $500K.

Debt maturities exclude $1.8 million of liabilities subject to compromise as the Company cannot accurately forecast the future level and timing of the repayment given the inherent uncertainties associated with the chapter 11 cases.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 4.               STOCKHOLDERS’ EQUITY

On March 24, 2005, the Company adopted an employee stock incentive plan setting aside 500,000 shares of the Company’s common stock for issuance to officers, employees, directors and consultants for services rendered or to be rendered. The proposed maximum offering price of such shares is $1.00 per share.   A compensation committee appointed by the Board of Directors has the right to grant awards or stock options and administers the plan. On March 30, 2005, the Company filed a Registration on Form S-8 with the Securities Exchange Commission covering the 500,000 shares provided by this plan, at a maximum offering price of $1.00 per share.  During the years ended December 31, 2009 and December 31, 2008, the Company has issued 0 and 462,541 shares respectively under the 2005 Stock Incentive Plan.  As of December 31, 2009, 37,459 shares remain unissued under this Plan.

During 2009 the Company issued 1,040,000 shares valued at $260,000 in consulting services to related parties; 217,100 shares valued at $54,275 for employee stock awards; 23,188 shares valued at $18,550 for legal services; 159,120 shares valued at $22,277 for financing costs on notes payable; 40,000 shares valued at $10,000 for services rendered; and 360,000 shares for $116,000 of cash in private placements. During 2008 the Company issued 62,500 shares for $50,000 in consulting services to related parties; 1,204,905 shares for $693,795 in other consulting services; 3,388,250 shares to retire $1,084,240 in related party debt; 117,854 shares for $86,730 in legal fees; and 1,672,656 shares for $511,250 in cash in private placements.  During 2008, the Company’s shares of common stock were reverse split on a 1 share for 4 shares basis. The Company’s financial statements have been restated to reflect the reverse stock split on a retro-active basis. The total common stock issued and outstanding at December 31, 2009 is 15,767,323 shares.

Warrants

No warrants are outstanding.

Stock Options

In September 2008, the Company granted options to each of its three directors to purchase 500,000 shares at $0.50.   The options may be exercised at any time within five (5) years of the date of grant.  Using a stock price of $0.20, exercise price of $0.50, 5-year option, risk-free rate of 3.3% and a volatility rate of 202% the value of these options is calculated at $0.24 using the Black-Scholes model. The aggregate value of 1,500,000 options was $361,489 which was recorded as an expense during the year ended December 31, 2008. At December 31, 2009, none of the options have been exercised.

On March 1, 2009, the Company granted options to the President, Chief Financial Officer, and Executive Vice President to purchase 500,000 shares each at $.50.  The options may be exercised at any time within five (5) years of the date of the grant.  Using a stock price on the date of the grant of $.41, exercise price of $.50, 5-year option, risk-free rate of 3.94% and a volatility rate of 231%, the value of these options is calculated at $0.38 using the Black-Sholes model.  The aggregate value of 1,500,000 options is $571,167 which was recorded as an expense during the year ended December 31, 2009.  At December 31, 2009, none of the options have been exercised.

On April 9, 2009, the Company granted options to individuals to purchase 160,000 shares at $2.50.   The options may be exercised at any time within one (1) year of the date of grant.  Using a stock price on the date of the grant of $0.28, exercise price of $2.50, 1-year option, risk-free rate of 1.3% and a volatility rate of 199% the value of these options is calculated at $0.03 using the Black-Scholes model. The aggregate value of 160,000 options is $4,129 which was recorded as an expense during the year ended December 31, 2009. At December 31, 2009, none of the options have been exercised.

All of the options discussed above (and included in the table below) vested immediately and became fully exercisable upon their respective grant dates.  Because of this, there is no remaining unrecognized compensation cost related to non-vested stock options as of December 31, 2009.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 4.               STOCKHOLDERS’ EQUITY - continued

Changes in stock options for the years ended December 31, 2008 and 2009 consisted of the following:

		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Term	Intrinsic
	Shares	Price	(In Years)	Value

2008:
Beginning Balance	200,000	$2.00	4.20	$-
Granted	1,500,000	0.50	4.75	-
Exercised	-	-	-	-
Forteited/Expired	-	-	-	-
Balance, December 31, 2008	1,700,000	0.65	4.65
Vested and expected to vest	1,700,000	0.65	4.65	-
Exercisable	-	-	-	-

2009:
Beginning Balance	1,700,000	0.65	4.65	-
Granted	1,660,000	0.60	3.56	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-

Balance, December 31, 2009	3,360,000			$-
Vested and expected to vest	3,360,000	0.68	3.60	-
Exercisable	-	-	-

The weighted average fair value of options granted during the years ended December 31, 2009 and 2008 was $0.35 and $0.24 per option respectively.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in years)	Price	Exercisable	Price

$0.50	3,000,000	3.96	$0.50	-	-
$2.00	200,000	3.93	$2.00	-	-
$2.50	160,000	0.27	$2.50	-	-

$0.50 - $2.50	3,360,000	3.77	$0.68	-	-

Note 5.               INCOME TAXES

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. GAAP requires current recognition of net deferred tax assets to the extent that it is more likely than not such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be recorded against those assets.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 5.               INCOME TAXES - continued

GAAP requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 35% estimated tax rate by the cumulative Net Operating Loss of $16,514,080.  The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance increased to $785,134 during 2009.

	2009	2008
Deferred Tax Asset
Net Operating Losses	$5,779,928	$5,196,148
Share based compensation	327,875	126,521
Valuation Allowance	(6,107,803)	(5,322,669)
Current Taxes Payable	-	-
Net Deferred Tax Asset	$-	$-

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1993-2003	$3,673,441	2013-2023
2004	1,893,331	2024
2005	4,051,870	2025
2006	2,463,287	2026
2007	2,454,541	2027
2008	309,668	2028
2009	1,667,942	2029
Total	$16,514,080

Reconciliation between income taxes at the statutory tax rate (35%) and the actual income tax provision for continuing operation follows:

	December 31,
	2009	2008
Tax Benefit @ Statutory Tax Rate	(35%)	(35%)
Effects of:
Exclusion of interest on beneficial conversion feature	2%	0%
Increase(Decrease) in Valuation Allowance	33%	35%
Provision(Benefit) for Income Taxes	-	-

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement or statement of cash flows.

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2009 and 2008 is presented in the table below:

	2009	2008

Beginning Balance	$0	$0
Additions based on tax positions related to the current year	0	0
Reductions for tax positions of prior year	0	0
Reductions due to expiration of statute of limitations	0	0
Settlements with taxing authorities	0	0
Ending Balance	0	0

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2009 and 2008, we did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2009 and 2008 relating to unrecognized benefits.

The tax years 2005 through 2009 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 6.               LEASES AND OTHER COMMITMENTS

The Company offices are leased through 7701 Gray Properties, LLC (“lessor).  The office space comprises a total of approximately 2,180 square feet located at 7701 E. Gray Rd., Suite 104, Scottsdale, AZ 85260.  In January 2009, the Company and lessor entered into a one-year lease effective April 30, 2009 at a monthly lease cost of approximately $2,672, with a three year option to extend through April 30, 2012.  In November, 2009, the Company and lessor revised the lease to reduce the monthly cost to $2,100 and to change the terms to month to month.

Note 7.               GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception with an accumulated deficit of $17,574,139 as of December 31, 2009. The Company has not generated meaningful revenues in the last 2 years. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans

The Company has expended considerable efforts in working with its contract manufacturer in order to begin the production of its new line of products. The Company expects that the first commercial units will be produced in 2010 with sales and delivery to also commence during such period. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. The Company has continued to focus development efforts on the commercialization of its patent pending Paradigm™ technology. To date the Company has not been successful in developing a cost effective means to commercialize the technology into a consumer product line. The Company is currently negotiating with a critical supplier to jointly complete the engineering and commercialization process and then subsequently engage in engineering for manufacturing phase. The Company has developed and continues to develop a sales and distribution network.

The Company has funded all of its capital needs over the 2009 fiscal year by way of private placements and loans from related parties.  The Company’s business strategy requires it to raise in excess of $2 million over the next 12 month period in order to fully execute its business plan. Management believes that, in order to properly exploit the introduction of its products, it will be necessary to be positioned not only as a quality supplier of products but also able to supply a sufficient volume of product to meet wholesale demand.

Note 8.               CONTINGENCIES

The Company is subject to litigation in the normal course of business. The Company accrues the amount of legal liabilities when it determines that the plaintiff is more likely than not to prevail with its claim.

Note 9.               RESTATEMENT OF FINANCIAL STATEMENTS

In August 2009, the Company was informed that the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore & Associates Chartered who was serving as the Company’s independent auditor.  The revocation was a result of Moore’s violation of PCAOB rules and auditing standards.  This revocation of Moore’s registration required the Company to have re- audited the financial statements issued for the year ended December 31, 2008.

The re-audit produced material differences from the previously filed versions.  Originally the Company miscalculated the 2008 beneficial conversion feature which resulted in an understatement of liabilities amounting to $540,000 and a nominal change in the related interest expense.  Further, the Company miscalculated the fair value expense of stock options that were granted during 2008, resulting in an understatement of the fair value expense amounting to $129,912.   Included in this filing are the restated 2008 financial statements.  For comparative purposes, the table below presents the re-audited balance sheet and income statement compared to the original filing.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 9.               RESTATEMENT OF FINANCIAL STATEMENTS - continued

	Restated	As Filed
	December 31,	December 31
	2008	2008

ASSETS

CURRENT ASSETS
Cash	$37,822	$37,822
Accounts Receivable	4,852	4,852
Inventory	443,978	443,978
Prepaid Expenses	91,671	91,671

Total Current Assets	578,323	578,323

EQUIPMENT, NET	77,638	77,638

OTHER ASSETS
Deposits	2,460	2,460

Total Other Assets	2,460	2,460

Total Assets	$658,421	$658,421

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$312,189	$312,189
Accrued Expenses	77,098	82,041
Notes Payable - Related Parties	413,000	413,000
Current Portion of Notes Payable	9,350	4,407
Accrued Interest Payable	134,414	134,414
Warranty Accrual	43,486	43,486
Customer Deposits	-	-
Total Current Liabilities	989,537	989,537

LONG-TERM DEBT
Notes Payable	8,814	8,814
Convertible Debt	559,800	8,055

Total Liabilities	1,558,151	1,006,406

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 100,000,000 shares
authorized at $0.001par value;
Issued and outstanding 13,927,915 and
7,481,813 shares, respectively	13,928	13,928
Common Stock Subscribed	(24,000)	(24,000)
Additional Paid in Capital	14,317,969	14,728,057
Accumulated Deficit	(15,207,627)	(15,065,970)

Total Stockholders' Equity (Deficit)	(899,730)	(347,985)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$658,421	$658,421

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 9.               RESTATEMENT OF FINANCIAL STATEMENTS - continued

	Years Ended December 31,
	2008 Restated	2008 as Filed
REVENUES
Product Sales	$73,324	$72,949
Other Income	254	254

Total Revenues	73,578	73,203

Cost of Goods Sold	54,545	54,170

Gross Profit	19,033	19,033

EXPENSES
Legal and Professional	1,604,420	1,507,766
General and Administrative	461,267	428,010
Research and Development	231,624	231,624
Advertising and Marketing	48,065	48,065
Depreciation	19,092	19,092

Total Expenses	2,364,468	2,234,557

Net (Loss) from Operations	(2,345,435)	(2,215,524)

OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	1,823,954	1,823,955
Interest Expense	(149,676)	(137,931)

Total Other Income (Expense)	1,674,278	1,686,024

Net (Loss) before Income Taxes	(671,157)	(529,500)

Income Tax Expense	-	-

NET (LOSS)	$(671,157)	$(529,500)

Basic and diluted (loss) per share	$(0.06)	$(0.05)

Weighted Average Number of Common
Shares Outstanding	10,704,864	10,704,864

Note 10.            BANKRUPTCY PROCEEDINGS

As a consequence of the Company’s Chapter 11 bankruptcy proceeding, substantially all claims against the Company in existence prior to the filing of the Voluntary Petition or relating to acts or omissions prior to the filing of the Voluntary Petition for relief are stayed.  These claims are reflected in the accompanying Consolidated Balance Sheet as “pre-petition” liabilities or Liabilities Subject to Compromise as of December 31, 2009.  Due to the fact that the Company has not completed or filed its Reorganization Plan, all of its pre-petition liabilities are deemed to be subject to compromise.  These amounts represent the Company’s best estimate of known or potential pre-petition liabilities that are probable of resulting in an allowed claim against the Company in connection with the Chapter 11 cases and are recorded at the estimated amount of the allowed claim which may be different from the amount for which the liability will be settled.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts and real property leases, determination as to the value of any collateral securing claims, proofs of claim or other events.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 10.            BANKRUPTCY PROCEEDINGS - continued

Liabilities subject to compromise consist of the following:

As of
December 31, 2009
Convertible Notes, made in favor of a related party, Unsecured, Mature five-years from issue date, bear 10% Interest payable quarterly, principle and interest convertible into one common share for each outstanding $0.25. Principal amount of $1,500,000 net of the discount for the fair value of the beneficial conversion feature of $463,474 as of December 31, 2009.	$1,036,526
Unsecured Demand Note made in favor of related party, 10% interest	25,000
Secured Loan made in favor of related party, 10% interest, due date September 4, 2012	369,800
Unsecured Demand Note made in favor of former affiliate, 10% interest;	150,000
Secured Loan made in favor of related party, 10% interest, due date September 4, 2012;	164,000
Unsecured Demand Note made in favor of former affiliate, 10% interest	78,000

Total Debt subject to Compromise	1,823,326

Accounts Payable	310,312
Accrued interest expense	288,288
Total Liabilities subject to Compromise	$2,421,926

Reorganization expenses are presented separately in the consolidated Statements of Operations on a net basis and represent items realized or incurred as a direct result of the Company’s Chapter 11 proceedings.  For the year ended December 31, 2009, the Company incurred $30,000 in legal fees relating to the bankruptcy.