Form 10-Q
period 2010-03-31
SKYE INTERNATIONAL, INC
filed 2010-05-14
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,037,323 shares of Common Stock, $0.001 par value, as of May 7, 2010.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$376,147	$333,593
Accounts Receivable	11,888	16,152
Inventory	723,642	723,617
Prepaid Expenses	20,827	12,948

Total Current Assets	1,132,504	1,086,310

EQUIPMENT, NET	56,445	56,252

OTHER ASSETS
Patents	9,916	10,089
Deferred Financing Costs	17,945	19,802

Total Other Assets	27,861	29,891

Total Assets	$1,216,810	$1,172,453

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$61,020	$157,226
Accrued Expenses	7,844	2,039
Current portion, Long term debt	5,851	10,068
Accrued Interest Payable	67,260	8,101
Warranty Accrual	36,530	39,951

Total Current Liabilities	178,505	217,385

LONG-TERM LIABILITIES
Notes payable	2,986	2,986
Notes Payable - Related Parties	1,000,000	500,000

Total Liabilities	1,181,491	720,371

LIABILITIES SUBJECT TO COMPROMISE	2,417,903	2,421,926

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 25,000,000 shares
authorized at $0.001 par value;
Issued and outstanding 16,037,323 and
15,767,323 shares, respectively	16,037	15,767
Additional Paid in Capital	15,655,758	15,588,528
Accumulated Deficit	(18,054,379)	(17,574,139)

Total Stockholders' Equity (Deficit)	(2,382,584)	(1,969,844)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$1,216,810	$1,172,453

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
	2010	2009
		(Restated)
REVENUES
Product Sales	$27,801	$44,989
Other Income	297	-

Total Revenues	28,098	44,989

Cost of Goods Sold	22,660	42,451

Gross Profit	5,438	2,538

EXPENSES
Legal and Professional	52,837	130,515
General and Administrative	227,565	763,593
Research and Development	13,833	6,728
Advertising and Marketing	17,904	47,540
Depreciation	5,441	6,052

Total Expenses	317,580	954,428

Net (Loss) from Operations	(312,142)	(951,890)

OTHER INCOME AND (EXPENSE)
Interest Income	87	-
Reorganization Items	(53,225)	-
Interest Expense	(114,960)	(47,486)

Total Other Income (Expense)	(168,098)	(47,486)

Net Income (Loss) before Income Taxes	(480,240)	(999,376)

Income Tax Expense	-	-

NET INCOME (LOSS)	$(480,240)	$(999,376)

Basic and diluted income (loss) per common share	$(0.03)	$(0.07)

Weighted Average Number of Common
Shares Outstanding	15,982,583	13,927,915

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2008 (Restated)	13,927,915	$13,928	(24,000)	$14,317,969	$(15,207,627)	(899,730)

Common stock issued for related party services	217,100	217	-	54,058	-	54,275
Common stock issued for consulting services	1,040,000	1,040	-	258,960	-	260,000
Common stock issued for cash	360,000	360	24,000	91,640	-	116,000
Common stock issued for legal fees	23,188	23	-	18,527	-	18,550
Common stock issued for financing costs	159,120	159	-	22,118	-	22,277
Common stock issued for services	40,000	40	-	9,960	-	10,000
Beneficial conversion feature	-	-	-	240,000	-	240,000
Fair Value Options Granted	-	-	-	575,296	-	575,296
Net Loss	-	-	-	-	(2,366,512)	(2,366,512)

Balance December 31, 2009	15,767,323	$15,767	-	$15,588,528	$(17,574,139)	$(1,969,844)

Common Stock issued for compensation	270,000	270	-	67,230	-	67,500
Net Loss	-	-	-	-	(480,240)	(480,240)

Balance March 31, 2010 (Unaudited)	16,037,323	$16,037	$-	$15,655,758	$(18,054,379)	$(2,382,584)

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
	2010	2009
		(Restated)
Operating Activities

Net Income (Loss)	$(480,240)	(999,376)
Adjustments to reconcile from net income (loss) to net cash (used) by operating activities:
Depreciation Expense	5,441	6,052
Amortization of discount on convertible debt	30,499	4,722
Amortization of Patents	173	-
Amortization of Financing Costs	1,856	-
Shares and Options issued for Services	67,500	571,167
Changes in assets and liabilities:
Inventory	(25)	(97,896)
Accounts Receivable	4,314	(21,208)
Prepaid Expense	(7,878)	(2,176)
Accrued Interest Payable	59,160	37,727
Accounts Payable and Accrued Expenses	(128,395)	(10,151)

Net Cash (Used) by Operating Activities	(447,595)	(511,139)

Investing Activities

Purchase of Assets	(5,634)	(2,930)

Net Cash (Used) by Investing Activities	(5,634)	(2,930)

Financing Activities

Stock Subscriptions	-	116,000
Repayment of Notes Payable	(4,217)	(13,780)
DIP Financing – Related Party	500,000	-
Proceeds from Notes Payable	-	375,000

Net Cash Provided by Financing Activities	495,783	477,220

Net Increase/(Decrease) in Cash	42,554	(36,849)

Cash, Beginning of Period	333,593	37,822

Cash, End of Period	$376,147	$973

Supplemental Information:
Cash Paid for:
Income Taxes	$-	$-
Interest Expense	$8,748	$9,579

Non Cash Financing Activities:
Common Stock Issued for Debt	$-	$-

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

Note 1.                 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for each respective full year.

Note 2.                 VOLUNTARY PETITION UNDER CHAPTER 11

On  December 16, 2009, the Company (“Debtor”) filed a Voluntary Petition under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada (“the Bankruptcy Court”). Under Chapter 11, certain claims against the Debtor in existence before the filing of the Voluntary Petition under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are classified as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executor contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment.

On April 19, 2010 the Company filed its Disclosure Statement and Plan of Reorganization (the “Reorganization Plan”) with the Bankruptcy Court and a copy of such Reorganization Plan was mailed to all creditors and shareholders. On or about May 7, 2010 the Company filed a motion with the Bankruptcy Court seeking approval to file an amended Reorganization Plan (the “Amended Reorganization  Plan”).  As of the date of this Report the Amended Reorganization Plan has not yet been filed and mailed to creditors and shareholders, but such actions are expected in the near term.  The Company incurred $52,575 of legal costs and $650 of trustee costs relative to the bankruptcy during the period ended March 31, 2010.

Note 3.                 GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company has incurred net losses since inception with an accumulated deficit of $18,054,379 as of March 31, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans

The Company commenced commercial manufacturing, sale and distribution of its patented FORTIS™ electric tankless water heater in late 2009.  The Company continues to develop its wholesale sales and distribution channel across the United States in order to create a commercially viable outlet for the Company’s products.. Despite commencing production, the Company expects that it may take up to one year for the production design and processes to stabilize. The Company has continued to focus development efforts on the commercialization of its patented and pending Paradigm™ technology, and has recently been successful in developing a commercial 6.3 kW and 7.2 kW versions intended for use as a boost heater in residential, commercial and light industrial applications.

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

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

Note 4.                 INVENTORY

 The Company contracts with a third party to manufacture the units and is neither billed for nor obligated for any work-in-process. The Company only supplies certain parts and materials and is then billed for completed products. The majority of inventory is in finished goods. Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value that was $723,642 at the end of period ending March 31, 2010.   Parts and materials purchased for development and testing are expensed directly to Research and Development.

Note 5.                 USE OF ESTIMATES

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

Note 6.                 SIGNIFICANT EVENTS

During the three months ended March 31, 2010, the Company issued 270,000 shares of common stock to related parties for compensation in lieu of cash at $.25 per share.

During the three months ended March 31, 2010, the Company issued $500,000 in related party notes payable. The related party notes payable bear interest at 10% and are due the earlier of two years from the date of funding of the first tranche under the Debtor-in-possession financing or the closing of the Chapter 11 bankruptcy.

Note 7.                 RECENT ACCOUNTING PRONOUNCEMENTS

The following is a listing of the most recent accounting standards and their effect on the Company.

In October  2009,  the FASB issued ASU  2009-13,  Multiple-Deliverable Revenue  Arrangements,  (amendments  to FASB ASC  Topic  605,  Revenue Recognition)  ("ASU  2009-13") and ASU 2009-14,  Certain  Arrangements That Include  Software  Elements,  (amendments  to FASB ASC Topic 985, Software) ("ASU  2009-14"). ASU  2009-13 requires entities to allocate revenue  in an  arrangement  using  estimated  selling  prices  of the delivered goods and services based on a selling price  hierarchy.  The amendments  eliminate the residual  method of revenue  allocation  and require  revenue to be  allocated  using the  relative  selling  price method. ASU  2009-14  removes  tangible  products  from  the  scope of software revenue guidance and provides guidance on determining whether software  deliverables  in an  arrangement  that  includes  a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14  should be applied on a prospective  basis for revenue arrangements  entered into or  materially  modified in fiscal years  beginning  on or  after  June 15,  2010,  with  early  adoption permitted.  The Company is currently  evaluating,  but does not expect adoption of ASU  2009-13 or ASU  2009-14 to have a material  impact on the  Company's   consolidated   results  of  operations  or  financial condition.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, an update to Statement of Financial Accounting Standards Board Auditing Standard Codification Topic 820 “Fair Value Measurements and Disclosures” (FASB ASC 820). The update provides amendments to FASB ASC 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Leve1 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the updates to FASB ASC 820 did not have a material impact on the financial statements.

Note 8.                 RESTATEMENT OF FINANCIAL STATEMENTS

In August 2009, the Company was informed that the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore & Associates Chartered (“Moore”) who was serving as the Company’s independent auditor.  The revocation was a result of Moore’s violation of PCAOB rules and auditing standards.  This revocation of Moore’s registration required the Company to have the financial statements issued for the year ended December 31, 2008 re-audited.

The re-audit produced material differences from the previously filed versions.  Originally, the Company miscalculated the 2008 beneficial conversion feature which resulted in an understatement of liabilities amounting to $540,000 and a nominal change in the related interest expense.  Further, the Company miscalculated the fair value expense of stock options that were granted during 2008, resulting in an understatement of the fair value expense amounting to $129,912. The re-audit differences impacted the March 2009 original filing.  In addition, for the year ended December 31, 2009, the Company miscalculated the fair value expense of stock options that were granted during the period ended March 31, 2009 resulting in an understatement of the fair value expense amounting to $571,167.  Included in this filing are the restated March 2009 financial statements.  For comparative purposes, the table below presents the re-audited balance sheet and income statement compared to the original filing for period ended March 31, 2009.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (unaudited)

Note 8.                 RESTATEMENT OF FINANCIAL STATEMENTS - continued

	Restated	As filed
	March 31,	March 31,
	2009	2009

ASSETS

CURRENT ASSETS
Cash	$973	$973
Accounts Receivable	26,060	26,060
Inventory	541,874	541,874
Prepaid Expenses	93,847	93,847

Total Current Assets	662,754	662,754

EQUIPMENT, NET	74,516	74,516

OTHER ASSETS
Patents	0	0
Deposits	2,460	2,460

Total Other Assets	2,460	2,460

Total Assets	$739,730	$739,730

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$345,963	$345,963
Accrued Expenses	40,018	40,018
Current Portion, LT Debt	3,305	3,305
Notes Payable - Related Parties	400,500	400,500
Accrued Interest Payable	172,141	172,141
Warranty Accrual	41,584	41,584
Customer Deposits	-	-

Total Current Liabilities	1,003,511	1,003,511

LONG-TERM LIABILITIES
Notes Payable	8,636	8,636
Convertible Notes Payable, net	939,522	387,777

Total Liabilities	1,951,669	1,399,924

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 25,000,000 shares
authorized at $0.001par value;
Issued and outstanding 13,327,915 and
13,327,915 shares, respectively	13,928	13,928
Common Stock Subscribed	92,000	92,000
Additional Paid in Capital	14,889,136	14,728,057
Accumulated Deficit	(16,207,004)	(15,494,179)

Total Stockholders' Equity (Deficit)	(1,211,939)	(660,194)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$739,730	$739,730

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

Note 8.                 RESTATEMENT OF FINANCIAL STATEMENTS - continued

	Three Months Ended March 31
	2009 Restated	2009 As Filed
REVENUES
Product Sales	$44,989	$44,989
Other Income	-	-

Total Revenues	44,989	44,989

Cost of Goods Sold	42,451	42,451

Gross Profit	2,538	2,538

EXPENSES
Legal and Professional	130,515	130,515
General and Administrative	763,593	192,426
Research and Development	6,728	6,728
Advertising and Marketing	47,540	47,540
Depreciation	6,052	6,052

Total Expenses	954,428	383,261

Net (Loss) from Operations	(951,890)	(380,723)

OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	-	-
Interest Expense	(47,486)	(47,486)

Total Other Income (Expense)	(47,486)	(47,486)

Net Income (Loss) before Income Taxes	(999,376)	(428,209)

Income Tax Expense	-	-

NET INCOME (LOSS)	$(999,376)	$(428,209)

Basic and diluted income (loss) per share	$(0.07)	$(0.03)

Weighted Average Number of Common
Shares Outstanding	13,927,915	13,927,915

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

Note 8.                 BANKRUPTCY PROCEEDINGS

As a consequence of the Company’s Chapter 11 bankruptcy proceeding, substantially all claims against the Company in existence prior to the filing of the Voluntary Petition or relating to acts or omissions prior to the filing of the Voluntary Petition for relief are stayed.  These claims are reflected in the accompanying Consolidated Balance Sheet as “Liabilities subject to compromise” as of March 31, 2010.  These amounts represent the Company’s best estimate of known or potential pre-petition liabilities that are probable of resulting in an allowed claim against the Company in connection with the Chapter 11 cases and are recorded at the estimated amount of the allowed claim which may be different from the amount for which the liability will be settled.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts and real property leases, determination as to the value of any collateral securing claims, proofs of claim or other events.

Liabilities subject to compromise consist of the following:

As of
March 31 2010
Convertible Notes made in favor of a related party, Unsecured, Mature five-years from issue date, bear 10% Interest payable quarterly, principal and interest convertible into one common share for each outstanding $0.25. Principal amount of $1,500,000 net of the discount for the fair value of the beneficial conversion feature of $432,975 as of March 31, 2010.	$1,067,025
Unsecured Demand Note made in favor of related party, 10% interest	25,000
Secured Loan made in favor of related party, 10% interest, due at September 4, 2012	369,800
Unsecured Demand Note made in favor of former affiliate, 10% interest	150,000
Secured Loan made in favor of related party, 10% interest, due at September 4, 2012	164,000
Unsecured Demand Note made in favor of former affiliate , 10% interest	78,000

Total Debt subject to Compromise	1,853,825

Accounts Payable	275,790
Accrued interest payable	288,288
Total Liabilities subject to Compromise	$2,417,903

Reorganization expenses are presented separately in the consolidated Statements of Operations on a net basis and represent items realized or incurred as a direct result of the Company’s Chapter 11 proceedings.  For the period ended March 31, 2010, the Company incurred $52,575 in legal fees and $650 in trustee fees relating to the bankruptcy.

Note 9.                 STOCK OPTIONS

Changes in stock options for the periods ended March 31, 2010 and December 31, 2009 consisted of the following:

		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Term	Intrinsic
	Shares	Price	(In Years)	Value

2009:
Beginning Balance	1,700,000	$0.65	4.65	$-
Granted	1,660,000	0.60	3.56	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Balance, December 31, 2009	3,360,000	0.68	3.60
Vested and expected to vest	3,360,000	0.68	3.60	-
Exercisable	-	-	-	-

2010:
Beginning Balance	3,360,000	0.68	3.60	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-

Balance, March 31, 2010	3,360,000	0.68	3.60	$-
Vested and expected to vest	3,360,000	0.68	3.60	-
Exercisable	-	-	-	-

The weighted average fair value of options granted during the year ended December 31, 2009  was $0.35 per option.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (unaudited)

Note 9.                 STOCK OPTIONS - continued

The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in years)	Price	Exercisable	Price

$0.50	3,000,000	3.71	$0.50	-	-
$2.00	200,000	3.68	$2.00	-	-
$2.50	160,000	0.02	$2.50	-	-

$0.50 - $2.50	3,360,000	3.52	$0.68	-	-

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

Business of the Company

The Company is in the business of designing, developing, and marketing consumer water heating appliances.  All of the Company’s products are designed by in-house engineering and contract engineers from third party engineering firms.  In an effort to transition to a “fabrication free” business model, all appliances produced for the Company are manufactured by third party contract manufacturers.  The Company first entered its current line of business through the acquisition of Envirotech and its product line - the ESI-2000 electric tankless water heater.  Though viewed by many to be a significant advancement in whole house electric tankless water heaters, the ESI-2000 product line never achieved critical sales levels, and thus production of the ESI-2000 product line concluded in late 2005. In response to lackluster ESI-2000 product sales, the Company engaged in a substantial research and development program to design a line of replacement heating appliances.  The first product that the Company released to the market in October 2008 in limited volumes was the FORTIS™ electric tankless whole house water heater. The FORTIS™ is small, easy to install and supplies virtually endless amounts of hot water with energy savings. The FORTIS™ uses advanced technology and high quality stainless steel components that are expected to provide increased reliability and longevity. SKYE’s tankless water heaters generate heated water only as long as hot water is required and only at the temperature desired. Since electricity is only used when heated water is required, the cost of heating water can be reduced by as much as 40% or more compared to a storage type water heater. Because all of SKYE’s products are compact, durable, self-contained and safe, they can be easily installed close to where hot water is being used, and they are ideal for condos, apartments, multifamily residences and homes where space is at a premium or where instant hot water is desired.

Liquidity and Capital Resources

On December 16, 2009 we filed a voluntary petition of Bankruptcy in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the “Bankruptcy Court”) seeking Debtor-in-Possession status while we pursue reorganization under Chapter 11.   At the time of the voluntary petition filing, we claimed total liabilities of $3,167,387 and total assets of $1,050,529.  Additionally, the schedules to the voluntary petition disclosed three creditors holding secured claims of $577,332 and 53 creditors holding unsecured claims of $2,590,055.  On December 21, 2009, the Bankruptcy Court issued an Order approving a Debtor-in-Possession interim financing plan between the Company and Summit Growth Management LLC (“Summit”) in the gross amount of $500,000 less fees, expenses, legal fees and a prior loan of $80,000.  At a hearing on February 19, 2009, the Court issued a Final Order to approve the terms of the Debtor-in-Possession financing agreement between the Company and Summit in the total gross amount of $2,000,000.  The “DIP Financing Agreement” is more fully described in the exhibits to the registrant’s report on Form 8-K, filed December 17, 2009.  The Company prepared and filed a Joint Plan of Reorganization and Disclosure Statement (the “Reorganization Plan”) that was subsequently mailed to our creditors and shareholders for consideration and approval.  On or about May 7, 2010 we filed a motion with the Bankruptcy Court seeking approval to file an amended plan of reorganization (the “Amended Reorganization Plan”), however as of the date of this Report the Amended Reorganization Plan has not yet been approved or mailed to creditors and shareholders for review and consideration.  As of the date of this Report, the Company has received $1,000,000 of the previously announced Debtor-in-Possession financing with an additional $1,000,000 to be drawn thereunder.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through equity and/or debt financing. Since inception, we have financed our cash flow requirements primarily through issuances of common stock and debt. As we continue our activities, we are likely to continue to experience net negative cash flows from operations, pending receipt of significant revenues from sales of our products.  Most of the Company’s cash needs have been met through loans advanced to the Company by certain of its related party directors and some private placement purchases.  The Company expects that additional operating losses will occur until revenue is sufficient to offset the costs incurred for marketing, sales and product development. Until the Company has achieved a sales level sufficient to break even, it will not be self-sustaining or competitive in the areas in which it intends to operate.  The Company will require additional working capital for general operations and otherwise to implement its sales and marketing plans.  We anticipate obtaining additional financing to fund operations through draws on the DIP Financing, common stock offerings, debt offerings and bank borrowings, to the extent available and if approved by the Bankruptcy Court during the Chapter 11 proceedings, or to obtain additional financing to the extent necessary to augment our working capital.  In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to significantly curtail our operations.  This would materially impact our ability to continue operations. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company, or if acceptable, that such funds will be approved by the Bankruptcy Court.  It is likely that any debt or equity financing will have a negative impact on our financial condition and will result in additional dilution of our stockholders common share interests and this dilution could be significant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources - continued

At March 31, 2010, we had cash and working capital of $376,147 and $953,999, respectively, as compared to cash of $333,953 and  working capital of $868,925 at December 31, 2009.  The primary reason for the improvement in working capital is the infusion of the DIP financing funds.  As a measure to reduce cash expenditures, we issued a total of 270,000 restricted common shares to our President, Chief Financial Officer, and Chief Operating Office valued at $67,500 for compensation during the three months ended March 31, 2010.

Satisfaction of our cash obligations for the next 12 months.

As of March 31, 2010 we did not have sufficient available cash to pursue our business plan.  With the intention to continue to expand FORTIS™ production, acquire additional Heatwave™ inventory for distribution and to acquire the tooling and supplies necessary to commence commercial production of the Paradigm™  product line, we intend to make further debt draws available to us under the Court approved DIP Financing and  also plan to seek financing for operations through equity and/or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

Summary of any product research and development that we will perform for the term of the plan.

We anticipate contracting with outside engineering firms to provide the necessary research and development for new product lines incorporating the Company’s Paradigm™ technology.  Over the balance of fiscal 2010 the Company expects to expend approximately $50,000 to $100,000 in additional research and development initiatives to complete engineering on new product offerings currently under development, including three-phase and commercial water heaters, as well as heaters designed to incorporate solar additions.  A significant amount of effort and cash expenditures have been recently focused on completing the safety certification of our pending Paradigm™ product line.  However, certification fees will continue as we seek safety certifications of new products generated from current engineering efforts.

Expected purchase or rent of plant and significant equipment.

As we continue to grow our sales force, we expect that it will be necessary to relocate to larger facilities capable of accommodating limited transshipping of parts and components used in the manufacturing process of our products.  Additionally, as we add new sales territories, we expect that it will be necessary to add new computer hardware and software capable of assisting in the sales, distribution, accounting and customer service process.  We will also work to integrate our accounting and inventory systems so as to provide real time access to critical product inventory information to aide in the timely distribution of our products to our customers.

Plan of Operation and Executive Summary

The Company is in the business of designing, contracting for the production of, and marketing consumer lifestyle appliances, including, initially a full suite of electric tankless water heaters. The Company’s premier consumer product is the FORTIS™, a series of whole-house electric tankless water heaters. The Company markets the FORTIS™ tankless water heater through wholesale distribution reached primarily through an established and growing list of manufacturer representatives (outside contracted sales force) located in many states across the United States. Effective June 30, 2009, the Company added, on a test basis, the internet direct marketing channel to product sales through its newly formed subsidiary Tankless.com, Inc.  The Company believes there is an established trend towards the sale of goods by a manufacturer direct to the public, and thus it commenced product sales through its website www.tankless.com.  The Company expects that the wholesale channel will continue to be the largest distribution channel for the Company and, to this end, it expects to continue to fully support its wholesale channel efforts through significant additions to its internet presence to provide a feature and content rich website for consumer information on the Company’s “green” products and general tankless product information and specifications.

Having recently received Intertek safety certification to the UL499 and CSA C22.2 standards, the Company commenced sales of its private labeled HeatWave™ product line as of June 1, 2009.  The HeatWave™ product is an innovative, powerful and inexpensive commercial point-of-use solution for local hot water code compliance in commercial buildings.  Initial product supply volumes were limited in 2009 and thus we did not generate significant revenues from this product line.  Commencing February 2010, we have greater product availability and thus we anticipate expanding the sales of the HeatWave™ product line.  Specifically, we intend to position the HeatWave™ as a low cost code compliance alternative to traditional immersion resistance products.  Leveraging the rapid heat delivery and significant duty cycle of the HeatWave™, management believes that it will soon become a plumbing specified unit of choice for many builders and mechanical specifiers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Plan of Operation and Executive Summary - continued

The Company has been diligently pursuing the steps necessary to bring its Paradigm™ technology into commercial production. During the latter part of the third quarter of 2009, the Company submitted its proprietary Paradigm™ series point-of-use water heater in 208VAC, 240VAC and 277VAC for safety certification to the UL499 and CSA C22.2 standards.  As of the date of this Report, we have received certification under the UL 499 and CSA 22.2 standards only for the 208VAC and 240VAC models. We are awaiting the results of ongoing safety investigations for further certification under UL 499 and CSA C22.2 for the 277VAC model. We expect that all of the needed certifications for this first product will be completed by July 2010.  In order to expedite the availability of this product, we have commenced the purchase of all the manufacturing tooling required to produce the Paradigm™ booster series.  Initially, product production volumes will be limited in order to test overall demand so as to manage the amount of capital necessary for this specific product line.  As demand warrants, we expect to increase production.  Therefore, we have contracts in place that provide significant flexibility to quickly expand production to meet expected product demand.  First deliveries of the Paradigm™ product line is expected during the second quarter of 2010.

The Company has established relationships with several contract manufacturers to provide product manufacturing services. The Company has both low volume and high volume manufacturers available for all products except the HeatWave™ which currently has a single source supplier.  Depending on the product demand, we are able to select a manufacturer for each specific product manufacturing run.  As is the case with all new product introductions, we expect that it may take up to one year for the production and design processes to stabilize for each product line.  Once such processes and designs have stabilized, the Company will seek and implement product cost reductions accordingly.  As of the date of this Report, we have run extensive cost reduction analysis on the FORTIS™ product line that has resulted in certain design and component supplier changes.  The financial impact of these cost reduction steps will not be realized until late 2010 or early 2011.

Over the balance of 2010, we will continue to focus our efforts on expanding sales of our FORTIS™ and HeatWave™ product lines through focused marketing efforts to plumbers and homebuilders in select markets. Additionally we expect to continue our research and development program to develop three-phase commercial tankless water heaters for regulatory certification in 2010.  We will continue our lobbying efforts to gain recognition under the Environmental Protection Agency’s “EnergyStar®” program and we will continue to work closely with our industry associations and Federal government to ensure that electric tankless becomes eligible for energy efficiency programs as they develop. We will continue to work and build our sales and customer service infrastructure to support product sales and revenue for the Company. We are currently engaged in a concerted effort to appoint manufacturer representatives over the balance of states in which we intend to focus our sales efforts.  As a means to support our overall sales initiatives over the balance of 2010, we expect to add new features and functionality to our website including streaming video guides for installation and troubleshooting so that our potential customers can easily access consumer product information as a part of their buying process.  All of our efforts are being done with a view to building a high quality brand that will continue to garner recognition in the industry as a premier supplier of high-end appliances.  We will continue to support our wholesale distribution channel and work with our customers and wholesale partners to grow our business into a respected and trusted manufacturer of high-quality appliances.

Results of Operations

Revenues
For the three months ended March 31:	2010	2009	Increase/(decrease)
			$	%
Revenue	$28,098	$44,989	$(16,891)	(38)

Revenues for the first quarter ended March 31, 2010 were $28,098 compared to revenues of $44,989 for the three months ended March 31, 2009.  The decrease in revenues was attributable to a decline in the sales for our FORTIS™ product line.

General and Administrative expenses
For the three months ended March 31:	2010	2009	Increase/(decrease)
			$	%
General & Administrative expenses	$227,565	$763,593	$(536,028)	(71)

General and administrative expenses decreased by $536,028 during the three-month period ended March 31, 2010 as compared to the same period in 2009.  The decrease resulted from the fact that the Company did not issue any options during the quarter as it did in the same quarter in 2009.  Despite the decrease in expenses, exclusive of charges in connection with option issuances, there was an increase in administrative expenses associated with the hiring of additional operational and administrative personnel .

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations - continued

Total Operating Expenses
For the three months ended March 31:	2010	2009	Increase/(decrease)
			$	%
Total operating expenses	$317,580	$954,428	$(636,848)	(67)

Overall operating expenses during the quarter ended March 31, 2010 decreased by $636,848 or approximately 67%, as a result of a decrease in legal and professional fees, as well as the fact that, because no options were issued during the period, no charge was recorded for the issuance of options as happened in the same quarter during the 2009 period.  Legal fees also reduced during the period as compared to the same period in 2009.

Other Income (Expense)
For three months ended March 31:	2010	2009	Increase/(decrease)
			$	%
Total other income (expense)	$ (168,098)	$ (47,486)	$120,612	254

The increase in other income (expense) resulted from an increase in interest expense associated with the DIP financing, as well as costs and expenses incurred in connection with the bankruptcy and reorganization process.

Loss from Operations
For the three months ended March 31:	2010	2009	Increase/(decrease)
			$
Net Income (Loss)	$(480,240)	$(999,376)	$(519,136)

The net loss for the three months ended March 31, 2010 was ($480,240) which represents a 52% decline in the loss recorded in the March 31, 2009 period of $(999,376). The decline in the loss resulted from the fact that no charges related to the issuance of options were recorded during the period as happened in connection with option issuances during the first quarter of 2009, as well as an overall reduction in legal and professional fees.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2009, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $18,054,379 as of March 31, 2010.  We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

Intangible Assets

The Company’s intangible assets consist of three pending patents and five issued patents. Generally a patent has a life of 17 to 20 years.  The Company performed an impairment test and has determined that, as of March 31, 2010, no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets.

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

Revenue Recognition. We record sales when revenue is earned.  We sell on credit to our distributors and manufacturer representatives. All shipments are FOB shipping.  We had $27,801 in revenue from sales of products during the three months ended March 31, 2010.

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 15% restocking charge.  After the 30 days, we provide a five-year warranty on replacement of parts.  The tank chamber is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  As of March 31, 2010, a total of $36,530 in warranty allowances was recorded against product sales.

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

Research and Development.  Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $13,833 and $6,728 during the three months ended March 31, 2010 and 2009, respectively.

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

Evaluation of disclosure controls and procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the 2008 fiscal year, the Company implemented a new secure accounting system, separated internal responsibilities for accounting, record keeping, check writing and reconciliation between different parties with the Company and also adopted various policies and procedures designed to implement the Integrated Framework issued by COSO.  These actions taken in 2008 constituted changes in the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

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

ITEM 4T.	CONTROLS AND PROCEDURES - continued

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2010.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

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

Since the Company’s annual report on Form 10K for the period ended December 31, 2009 until the date of this Report, there have been no actions initiated, terminated or that have resulted in material changes from the status as reported for such period.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter ended March 31, 2010, the Company issued shares of our common stock in transactions that were not registered under the Securities Act of 1933 as follows:

Persons or Class of Persons	Date of Issue	Securities	Consideration

Ted Marek	3/15/2010	120,000 shares	Compensation under services agreement valued at $30,000

Perry Logan	3/15/2010	120,000 shares	Compensation under services agreement valued at $30,000

Gregg Johnson	3/15/2010	30,000 shares	Compensation under employment agreement valued at $7,500

We issued shares in reliance on the exemption from the registration contained in Section 4(2) of the Securities Act of 1933.  The shares did not involve a public offering or general solicitation and no underwriters were involved.  The recipients of the shares were afforded an opportunity for effective access to the relevant information needed to make their investment decision, including our financial statements.  We reasonably believed that the recipients had such knowledge and experience in the Company’s financial and business matters that they were capable of evaluating the merits and risks of heir investment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 10, 2010 the Company filed several motions with the Bankruptcy Court for the District of Nevada in connection with its pending Chapter 11 Bankruptcy case.  The motions, that are expected to be heard on May 24, 2010, request, among other things, an extension of the allowable 45 day time period to confirm a small business Plan of Reorganization.  This extension is being requested by the Company so as to give us time to prepare and circulate a proposed amended plan of reorganization.  If the Court accepts the motion to extend the time limit the Company expects to mail an Amended Disclosure Statement and Plan of Reorganization and related ballots seeking confirmation thereof at some point after the date of this Report.

ITEM 6.	EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc. (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc. (5)
3.6	Bylaws, as Amended (6)
3.7	Certificate of Change Pursuant to NRS 78.209, as corrected (7)
10.1	2003 Stock Incentive Plan (8)
10.2	2003 Stock Incentive Plan #2 (9)
10.3	2005 Stock Incentive Plan (10)
10.9	Steven G. Mihaylo Trust Convertible Debenture (11)
10.10	Loan Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007 (12)
10.11	Loan Agreement with Perry Logan dated October 12, 2007 (12)
10.12	Security Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007 (12)
10.13	Security Agreement with Perry Logan dated October 12, 2007 (12)
10.14	15% Secured Convertible Promissory Note with Thaddeus (Ted) F. Marek dated October 12, 2007 (12)
10.15	15% Secured Convertible Promissory Note with Perry Logan dated October 12, 2007 (12)
10.16	Personal Services Agreement with Perry D. Logan dated May 15, 2008 (12)
10.17	Personal Services Agreement with Thaddeus (Ted) F. Marek dated May 15, 2008 (12)
10.18	Secured Convertible Promissory Notes, Security Agreement and Short Term Loan Agreement (13)
10.19	Debtor in Possession, Interim Financing and Post-Confirmation Funding Agreement (14)
21.1	Subsidiaries of SKYE International, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed May 20, 2008
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed September 22, 2008
(12)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008
(13)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009, filed November 13, 2009
(14)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed December 17, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYE INTERNATIONAL, INC.

Date: May 14, 2010	By:	/s/ Perry D. Logan
Perry D. Logan
Chief Executive Officer