Form 10-Q
period 2010-06-30
SKYE INTERNATIONAL, INC
filed 2010-08-16
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-27549

SKYE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0362112
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7756 E. Greenway Rd., Scottsdale, AZ  85260

(Address of principal executive offices) (Zip Code)

(480) 993-2300

(Registrant’s telephone number, including area code)

7701 E. Gray Rd., Suite 104, Scottsdale, AZ  85260

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,277,323 shares of Common Stock, $0.001 par value, as of August 11, 2010.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$40,723	$333,593
Accounts Receivable	-	16,152
Inventory	719,318	723,617
Prepaid Expenses	49,245	12,948

Total Current Assets	809,286	1,086,310

EQUIPMENT, NET	69,178	56,252

OTHER ASSETS
Patents, net	9,743	10,089
Deferred Financing Costs	16,089	19,802

Total Other Assets	25,832	29,891

Total Assets	$904,296	$1,172,453

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$37,905	$157,226
Accrued Expenses	5,681	2,039
Current Portion, Long term debt	2,559	10,068
Accrued Interest Payable	136,943	8,101
Warranty Accrual	38,718	39,951

Total Current Liabilities	221,806	217,385

LONG-TERM LIABILITIES
Notes Payable	2,986	2,986
Nores Payable - Related Parties	1,100,000	500,000

Total Liabilities	1,324,792	720,371

LIABILITIES SUBJECT TO COMPROMISE	2,445,902	2,421,926

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 25,000,000 shares
authorized at $0.001par value;
Issued and outstanding 16,277,323 and
15,767,323 shares, respectively	16,277	15,767
Additional Paid in Capital	15,715,518	15,588,528
Accumulated Deficit	(18,598,193)	(17,574,139)

Total Stockholders' Equity (Deficit)	(2,866,398)	(1,969,844)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$904,296	$1,172,453

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
				(Restated)
REVENUES
Product Sales	$17,015	$83,038	$44,817	$127,641
Other Income	165	808	462	1,193

Total Revenues	17,180	83,846	45,279	128,834

Cost of Goods Sold	19,184	69,290	41,844	111,742

Gross Profit (Loss)	(2,004)	14,556	3,435	17,092

OPERATING EXPENSES
Legal and Professional	68,555	262,427	121,392	392,942
General and Administrative	214,526	209,864	442,093	971,114
Research and Development	80,443	10,051	94,276	19,120
Advertising and Marketing	3,944	12,543	21,847	60,083
Depreciation	5,017	6,088	10,458	12,140

Total Operating Expenses	372,485	500,973	690,066	1,455,399

Net Loss from Operations	(374,489)	(486,417)	(686,631)	(1,438,307)

OTHER INCOME (EXPENSE)
Interest Income	86	-	172	-
Gain on Extinguishment of Debt	-	75,000	-	75,000
Reorganization Costs	(53,616)	-	(106,841)	-
Interest Expense	(115,794)	(83,035)	(230,754)	(130,521)

Total Other Income (Expense)	(169,324)	(8,035)	(337,423)	(55,521)

Net Loss before Income Taxes	(543,813)	(494,452)	(1,024,054)	(1,493,828)

Income Tax Expense	-	-	-	-

NET LOSS	$(543,813)	$(494,452)	$(1,024,054)	$(1,493,828)

Basic and diluted income (loss) per share	$(0.03)	$(0.03)	$(0.06)	$(0.10)

Weighted Average Number of Common
Shares Outstanding	16,071,609	14,527,936	16,173,898	14,229,583

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

				Additional
	Common Stock		Common Stock	Paid in	Accumulated	Total
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance December 31, 2008 (Restated)	13,927,915	$13,928	$(24,000)	$14,317,969	$(15,207,627)	$(899,730)

Common stock issued for related party services	217,100	217		54,058		54,275
Common stock issued for consulting services	1,040,000	1,040		258,960		260,000
Common stock issued for cash	360,000	360	24,000	91,640		116,000
Common stock issued for legal fees	23,188	23		18,527		18,550
Common stock issued for financing costs	159,120	159		22,118		22,277
Common stock issued for services	40,000	40		9,960		10,000
Beneficial Conversion Feature				240,000		240,000
Fair Value Options Granted				575,296		575,296
Net Loss					(2,366,512)	(2,366,512)

Balance December 31, 2009	15,767,323	15,767	-	15,588,528	(17,574,139)	(1,969,844)

Common stock issued for compensation	510,000	510	-	126,990	-	127,500

Net Loss	-	-	-	-	(1,024,054)	(1,024,054)

Balance June 30, 2010 - (Unaudited)	16,277,323	$16,277	$-	$15,715,518	$(18,598,193)	$(2,866,398)

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2010	2009
		(Restated)
Operating Activities
Net Loss	$(1,024,054)	$(1,493,828)
Adjustments to reconcile net loss to cash used in
operating activities:
Gain on Extinguishment of Debt	-	(75,000)
Depreciation Expense	10,458	12,140
Amortization of Discount on Notes Payable	60,997	49,722
Amortization of Patents	347	-
Amortization of Financing Costs	3,713	-
Shares and Options Issued for Services Rendered	127,500	584,637
Changes in assets and liabilities:
Inventory	4,299	(282,953)
Accounts Receivable	16,847	(22,160)
Prepaid Expense	(36,991)	75,147
Deposits	-	2,460
Accrued Interest Payable	128,842	72,160
Accounts Payable and Accrued Expenses	(153,935)	71,108

Net Cash (Used) in Operating Activities	(861,977)	(1,006,567)

Investing Activities
Purchase of Assets	(23,384)	(7,844)

Net Cash (Used) in Investing Activities	(23,384)	(7,844)

Financing Activities
Repayment of Notes Payable	(7,509)	(13,780)
Proceeds from Notes Payable	-	760,851
DIP Financing Related Party	600,000	-
Proceeds from Common Stock	-	260,275

Net Cash Provided by Financing Activities	592,491	1,007,346

Net Decrease in Cash	(292,870)	(7,065)

Cash, Beginning of Period	333,593	37,822

Cash, End of Period	$40,723	$30,757

Supplemental Information:
Cash paid for:
Income Taxes	$-	$-
Interest Expense	$13,642	$3,455

Non Cash Financing Activities:
Common Stock Issued for Debt	$-	$-

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (unaudited)

Note 1.       CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for each respective full year.

Note 2.       VOLUNTARY PETITION UNDER CHAPTER 11

On December 16, 2009, the Company (“Debtor”) filed a Voluntary Petition under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada (the “Bankruptcy Court”). Under Chapter 11, certain claims against the Debtor in existence before the filing of the Voluntary Petition under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession. These claims are classified as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executor contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and equipment.

On April 19, 2010, the Company filed its Disclosure Statement and Plan of Reorganization (the “Reorganization Plan”) with the Bankruptcy Court and a copy of such Reorganization Plan was mailed to all creditors and shareholders.  On or about May 6, 2010, the Company filed a motion with the Bankruptcy Court seeking approval to file an amended Reorganization Plan (the “Amended Reorganization Plan”).  On May 28, 2010, the Bankruptcy Court entered its order conditionally approving the Amended Disclosure Statement and Plan of Reorganization and setting the matter for a Plan confirmation hearing on August 24, 2010.  On or about July 9, 2010, the Amended Joint Disclosure Statement and Plan of Reorganization was mailed to creditors and equity holders together with ballots for voting for approval or non-approval of the Reorganization Plan.  The ballots are required to be returned on or before August 16, 2010.  The Company incurred $101,317 of legal costs and $5,525 of trustee costs relative to the bankruptcy during the six months ended June 30, 2010.

Note 3.       GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company has incurred net losses since inception with an accumulated deficit of $18,598,193 as of June 30, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s Plans
The Company has expended considerable efforts in working with its contract manufacturer in order to begin the production of its new line of products. The Company expects that the first commercial units will be produced in the second half of 2010 with sales and delivery to also commence during such period. The Company expects that it may take up to one year for the production design and processes to stabilize. The Company has continued to focus development efforts on the commercialization of its patent pending Paradigm™ technology. To date the Company has not been successful in developing a cost effective means to commercialize the technology into a consumer product line. The Company is currently negotiating with a critical supplier to jointly complete the engineering and commercialization process and then subsequently engage in engineering for manufacturing phase. The Company has developed and continues to develop a sales and distribution network.

The Company has funded all of its capital needs over the 2010 fiscal year by way of private placements and loans from related parties.  The Company’s business strategy requires it to raise in excess of $2 million over the next 12- month period in order to fully execute its business plan. Management believes that, in order to properly launch the introduction of its products, it will be necessary to supply a sufficient volume of product to meet wholesale demand.

Note 4.       INVENTORY

The Company contracts with a third party to manufacture the units and is neither billed for nor obligated for any work-in-process. The Company only supplies certain parts and materials and is then billed for completed products. The majority of inventory is in finished goods.  Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value that was $719,318 at June 30, 2010.   Parts and materials purchased for development and testing are expensed directly to Research and Development.

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

Note 6.       SIGNIFICANT EVENTS

During the six months ended June 30, 2010, the Company issued 510,000 shares of common stock to related parties for compensation in lieu of cash at $0.25 per share.

During the six months ended June 30, 2010, the Company issued $600,000 in related party notes payable. The related party notes payable bear interest at 10% and are due the earlier of two years from the date of funding of the first tranche under the Debtor-in-Possession financing or the closing of the Chapter 11 bankruptcy.

Note 7.       RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements, which is effective for the Company on January 1, 2011 for new revenue arrangements or material modifications to existing agreements. The guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

In July 2010, the FASB issued authoritative guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses, which is effective for the Company on December 31, 2010. The guidance requires additional disclosures that facilitate financial statement users’ evaluation of: (a) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (b) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (c) the changes and reasons for those changes in the allowance for credit losses. In addition, the guidance amends current requirements to include additional disclosures about financing receivables, including: (a) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (b) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (c) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

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

The re-audit produced material differences from the previously filed versions.  Originally, the Company miscalculated the 2008 beneficial conversion feature which resulted in an understatement of liabilities amounting to $540,000 and a nominal change in the related interest expense.  Further, the Company miscalculated the fair value of stock options that were granted during 2008, resulting in an understatement of the expense amounting to $129,912. In addition, for the year ended December 31, 2009, the Company miscalculated the fair value expense of stock options that were granted during the period ended March 31, 2009 resulting in an understatement of the fair value expense amounting to $571,167.  These restatements impacted the six months ended June 30, 2009 statements.  Included in this filing are the restated six months ended June 30, 2009 financial statements.  For comparative purposes, the table below presents the restated balance sheet and income statement compared to the original filing for period ended June 30, 2009.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
	Restated	As filed
	June 30,	June 30,
	2009	2009
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$30,757	$30,757
Accounts Receivable	27,012	27,012
Inventory	726,931	726,931
Prepaid Expenses	16,524	16,524
Total Current Assets	801,224	801,224
EQUIPMENT, NET	68,428	68,428
OTHER ASSETS
Patents, Net	4,914	4,914
Total Other Assets	4,914	4,914
Total Assets	$874,566	$874,566

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$430,701	$430,701
Accrued Expenses	27,988	27,988
Current Portion, LT Debt	7,999	7,999
Notes Payable - Related Parties	582,800	582,800
Accrued Interest Payable	206,574	206,574
Warranty Accrual	44,340	44,340
Total Current Liabilities	1,300,402	1,300,402
LONG-TERM LIABILITIES
Notes Payable	13,289	13,289
Convertible Notes Payable, net	1,109,522	557,777
Total Liabilities	2,423,213	1,871,468
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 25,000,000 shares
authorized at $0.001par value;
Issued and outstanding 13,327,915 and
13,327,915 shares, respectively	14,865	14,865
Common Stock Subscribed	0	0
Additional Paid in Capital	15,137,944	14,976,865
Accumulated Deficit	(16,701,456)	(15,988,631)
Total Stockholders' Equity (Deficit)	(1,548,647)	(996,901)
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$874,566	$874,566

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Six Months Ended June 30
	2009 Restated	2009 As Filed
REVENUES
Product Sales	$127,641	$127,641
Other Income	1,193	1,193
Total Revenues	128,834	128,834
Cost of Goods Sold	111,742	111,742
Gross Profit	17,092	17,092
EXPENSES
Legal and Professional	392,942	392,942
General and Administrative	971,114	399,947
Research and Development	19,120	19,120
Advertising and Marketing	60,083	60,083
Depreciation	12,140	12,140
Total Expenses	1,455,399	884,232
Loss from Operations	(1,438,307)	(867,140)
OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	75,000	75,000
Interest Expense	(130,521)	(130,521)
Total Other Income (Expense)	(55,521)	(55,521)
Net Loss before Income Taxes	(1,493,828)	(922,661)
Income Tax Expense	-	-
NET LOSS	$(1,493,828)	$(922,661)
Basic and diluted loss per share	$(0.10)	$(0.06)
Weighted Average Number of Common
Shares Outstanding	14,229,583	14,229,583

Note 9.       BANKRUPTCY PROCEEDINGS

As a consequence of the Company’s Chapter 11 bankruptcy proceeding, substantially all claims against the Company in existence prior to the filing of the Voluntary Petition or relating to acts or omissions prior to the filing of the Voluntary Petition for relief are stayed.  These claims are reflected in the accompanying Consolidated Balance Sheet as “Liabilities subject to compromise” as of June 30, 2010.  These amounts represent the Company’s best estimate of known or potential pre-petition liabilities that are probable of resulting in an allowed claim against the Company in connection with the Chapter 11 cases and are recorded at the estimated amount of the allowed claim which may be different from the amount for which the liability will be settled.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts and real property leases, determination as to the value of any collateral securing claims, proofs of claim or other events.

Liabilities subject to compromise consist of the following:
As of June 30, 2010
Convertible Notes made in favor of a related party, unsecured, mature five-years from issue date, bear 10% interest payable quarterly, principal and interest convertible into one common share for each outstanding $0.25. Principal amount of $1,500,000 net of the discount for the fair value of the beneficial conversion feature of $402,477 as of June 30, 2010	$1,097,523
Unsecured Demand Note made in favor of related party, 10% interest	25,000
Secured Loan made in favor of related party, 10% interest, due at September 4, 2012	369,800
Unsecured Demand Note made in favor of former affiliate, 10% interest	150,000
Secured Loan made in favor of related party, 10% interest, due at September 4, 2012	164,000
Unsecured Demand Loan made in favor of former affiliate, 10% interest	78,000
Total Debt Subject to Compromise	1,884,323
Accounts Payable	273,290
Accrued Interest Payable	288,289
Total Liabilities Subject to Compromise	$2,445,902

Reorganization expenses are presented separately in the consolidated Statements of Operations on a net basis and represent items realized or incurred as a direct result of the Company’s Chapter 11 proceedings.  For the six months ended June 30, 2010, the Company incurred $101,317 in legal fees and $5,525 in trustee fees relating to the bankruptcy.

Note 10.     STOCK OPTIONS

Changes in stock options for the periods ended June 30, 2010 and December 31, 2009 consisted of the following:

		Weighted	Remaining
	Number	Average	Contractual
	Of	Exercise	Term	Intrinsic
	Shares	Price	(In Years)	Value

2009:
Beginning Balance	1,700,000	$0.65	4.65	$-
Granted	1,660,000	0.60	3.56	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-
Balance, December 31, 2009	3,360,000	0.68	3.60
Vested and expected to vest	3,360,000	0.68	3.60	-
Exercisable	-	-	-	-

2010:
Beginning Balance	3,360,000	0.68	3.60	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-

Balance, June 30, 2010	3,360,000	0.68	3.10	$-
Vested and expected to vest	3,360,000	0.68	3.10	-
Exercisable	-	-	-	-

The weighted average fair value of options granted during the year ended December 31, 2009 was $0.35 per option.

The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(in years)	Price	Exercisable	Price

$0.50	3,000,000	3.71	$0.50	-	-
$2.00	200,000	3.68	$2.00	-	-
$2.50	160,000	0.02	$2.50	-	-

$0.50 - $2.50	3,360,000	3.52	$0.68	-	-

Note 11.     SUBSEQUENT EVENTS

On July 19, 2010, the Company signed a three-year lease for 9,830 square feet of office and warehouse space located at 7756 East Greenway Road, Scottsdale, Arizona 85260.  The monthly rent is $5,803 for August through November of 2010; $8,855 for December 2010 through July 2012; and $9,121 for August 2012 through July 2013.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report, other than as disclosed herein.

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

Business of the Company

The Company is in the business of designing, developing, and marketing consumer water heating appliances.  All of the Company’s products are designed by in-house engineering and contract engineers from third party engineering firms.  In an effort to transition to a “fabrication free” business model, all appliances produced for the Company are manufactured by third party contract manufacturers.  The Company first entered its current line of business through the acquisition of Envirotech and its product line - the ESI-2000 electric tankless water heater.  Though viewed by many to be a significant advancement in whole house electric tankless water heaters, the ESI-2000 product line never achieved critical sales levels, and thus production of the ESI-2000 product line concluded in late 2005. In response to lackluster ESI-2000 product sales, the Company engaged in a substantial research and development program to design a line of replacement heating appliances.  The first product that the Company released to the market in October 2008 in limited volumes was the FORTIS™ electric tankless whole house water heater. The Company believes that the FORTIS™ offers the following advantages:  its small size, ease of installation, and its ability to supply virtually endless amounts of hot water with energy savings. The FORTIS™ uses advanced technology and high quality stainless steel components that are expected to provide increased reliability and longevity. SKYE’s tankless water heaters generate heated water only as long as hot water is required and only at the temperature desired. Since electricity is only used when heated water is required, the cost of heating water can be reduced by as much as 40% or more compared to a storage type water heater. Because all of SKYE’s products are compact, durable, self-contained and safe, they can be easily installed close to where hot water is being used, and they are ideal for condos, apartments, multifamily residences and homes where space is at a premium or where instant hot water is desired.

Liquidity and Capital Resources.

On December 16, 2009 we filed a voluntary petition of Bankruptcy in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the “Bankruptcy Court”) seeking Debtor-in-Possession status while we pursue reorganization under Chapter 11.   At the time of the voluntary petition filing, we claimed total liabilities of $3,167,387 and total assets of $1,050,529.  Additionally, the schedules to the voluntary petition disclosed three creditors holding secured claims of $577,332 and 53 creditors holding unsecured claims of $2,590,055.  On December 21, 2009, the Bankruptcy Court issued an Order approving a Debtor-in-Possession interim financing plan between the Company and Summit Growth Management LLC (“Summit”) in the gross amount of $500,000 less fees, expenses, legal fees and a prior loan of $80,000.  At a hearing on February 19, 2009, the Court issued a Final Order to approve the terms of the Debtor-in-Possession financing agreement (“DIP Financing Agreement”) between the Company and Summit in the total gross amount of $2,000,000.  The DIP Financing Agreement is more fully described in the exhibits to the registrant’s report on Form 8-K, filed December 17, 2009.  The Company prepared and filed a Joint Plan of Reorganization and Disclosure Statement (the “Reorganization Plan”) that was subsequently mailed to our creditors and shareholders for consideration and approval.

On or about May 6, 2010, we filed a motion with the Bankruptcy Court seeking approval to file an amended plan of reorganization (the “Amended Reorganization Plan”), which motion was approved on May 25, 2010.  On May 20, 2010, we filed our Amended Joint Disclosure Statement and Plan of Reorganization.  On May 28, 2010, the Bankruptcy Court entered its order conditionally approving the Amended Disclosure Statement and Plan of Reorganization and setting the matter for a Plan Confirmation hearing on August 24, 2010.  On or about July 9, 2010, the Amended Joint Disclosure Statement and Plan of Reorganization was mailed to creditors and equity holders of the Company together with ballots for voting for approval or non-approval of the amended Plan of Reorganization which ballots are required to be returned for tally on or before August 16, 2010.  As of the date of this Report, the Company has received $1,200,000 of the previously announced Debtor-in-Possession financing with an additional $800,000 to be drawn thereunder.

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

At June 30, 2010, we had cash and working capital of $40,723 and $587,480, respectively, as compared to cash of $333,953 and working capital of $868,925 at December 31, 2009.  The decrease was due primarily to the net loss for the period.  For the six months ended June 30, 2010, operating activities used $861,977 of cash.  Proceeds from the DIP Financing in the amount of $600,000 partially offset the cash used, resulting in a decrease of cash of $292,870.  For the six months ended June 30, 2009, operating activities used cash of $1,006,567, while financing activities, principally proceeds from borrowing and the sale of common stock, provided cash of $1,007,346.

As a measure to reduce cash expenditures, we issued a total of 510,000 restricted common shares to our President, Chief Financial Officer, and Chief Operating Officer valued at $127,500 for compensation during the six months ended June 30, 2010.

Satisfaction of our cash obligations for the next 12 months.

As of June 30, 2010, we did not have sufficient available cash to pursue our business plan.  With the intention to continue to expand FORTIS™ production, acquire additional Heatwave™ inventory for distribution and to acquire the tooling and supplies necessary to commence commercial production of the Paradigm™ product line, we intend to make further debt draws available to us under the Court approved DIP Financing and also plan to seek financing for operations through equity and/or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

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

On July 19, 2010, the Company signed a three-year lease for 9,830 square feet of office and warehouse space located at 7756 East Greenway Road, Scottsdale, Arizona  85260.  The monthly rent is $5,803 for August through November of 2010; $8,855 for December 2010 through July 2012; and $9,121 for August 2012 through July 2013.

Plan of Operation and Executive Summary

The Company is in the business of designing, contracting for the production of, and marketing consumer lifestyle appliances, including, initially a full suite of electric tankless water heaters. The Company’s premier consumer product is the FORTIS™, a series of whole-house electric tankless water heaters. The Company markets the FORTIS™ tankless water heater through wholesale distribution reached primarily through an established and growing list of manufacturer representatives (outside contracted sales force) located in many states across the United States. Effective June 30, 2009, the Company added, on a test basis, the internet direct marketing channel to produce sales through its newly formed subsidiary Tankless.com, Inc.  The Company expects that the wholesale channel will continue to be the largest distribution channel for the Company and, to this end, it expects to continue to fully support its wholesale channel efforts through significant additions to its internet presence to provide a feature and content rich website for consumer information on the Company’s “green” products and general tankless product information and specifications.  To support the wholesaler’s changing needs, the Company has modified its distribution procedure to now warehouse inventory in select cities closer to the customer.

Having recently received Intertek safety certification to the UL499 and CSA C22.2 standards, the Company commenced sales of its private labeled HeatWave™ product line as of June 1, 2009.  The Company believes that its HeatWave™ product is an innovative, powerful and inexpensive commercial point-of-use solution for local hot water code compliance in commercial buildings.  Initial product supply volumes were limited in 2009 and thus we did not generate significant revenues from this product line.  Commencing February 2010, we have greater product availability and thus we anticipate expanding the sales of the HeatWave™ product line.  Specifically, we intend to position the HeatWave™ as a low cost code compliance alternative to traditional immersion resistance products.  Leveraging the rapid heat delivery and significant duty cycle of the HeatWave™, management believes that it will soon become a plumbing specified unit of choice for many builders and mechanical specifiers.

The Company has been diligently pursuing the steps necessary to bring its Paradigm™ technology into commercial production. During the latter part of the third quarter of 2009, the Company submitted its proprietary Paradigm™ series point-of-use water heater in 208VAC, 240VAC and 277VAC for safety certification to the UL499 and CSA C22.2 standards.  As of the date of this Report, we have received certification under the UL 499 and CSA 22.2 standards only for the 208VAC and 240VAC models. We are awaiting the results of ongoing safety investigations for further certification under UL 499 and CSA C22.2 for the 277VAC model. In order to expedite the availability of this product, we have commenced the purchase of all the manufacturing tooling required to produce the Paradigm™ booster series.  Initially, product production volumes will be limited in order to test overall demand so as to manage the amount of capital necessary for this specific product line.  As demand warrants, we expect to increase production.  Therefore, we have contracts in place that provide significant flexibility to quickly expand production to meet expected product demand.  First deliveries of the Paradigm™ product line is expected during the third quarter of 2010.

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

Results of Operations

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Revenues for the second quarter ended June 30, 2010 were $17,015 compared to revenues of $83,038 for the three months ended June 30, 2009, a decrease of $66,023 (80%).  The decrease in sales revenues was attributable to a change in the Company’s sales terms and conditions.  In 2009, a wholesaler was required to purchase a minimum of 24 FORTIS™ water heaters in order to receive best pricing.  In 2010, a wholesaler can now buy in smaller quantities as they are under significant financial pressure to reduce or eliminate inventory.

The negative gross profit for the second quarter ended June 30, 2010 was attributable to an increase in freight not charged to customers and an increase in credits to customers for returned units not replaced.

Operating expenses decreased $128,488 (26%), but still greatly exceed our revenues.  We reduced legal and professional expenses by $193,872 (74%), as all of our lawsuits have been stayed due to our Chapter 11 filing in the Bankruptcy Court.   General and administrative expenses increased by $4,662 (3%) during the three-month period ended June 30, 2010 as compared to the same period in 2009.  The increase resulted from an increase in commercial insurance cost. Research and development expenses increased $70,392 (700%), with 95% of the increase attributable to payment for research and development for the new Paradigm™ product line.

Our operating loss was determined more by our operating expenses than by revenues for the quarter.  Accordingly, we incurred an operating loss of $374,489, a decrease of $111,928 (23%) from the comparable 2009 period.

We recognized other expense of $169,324 in 2010, as compared to $8,035 in 2009, an increase of $161,289.  The increase in other expense was due to reorganization expenses of $53,617 and interest expense of $32,759 for the Chapter 11 DIP financing in 2010, and a gain of $75,000 on extinguishment of debt in 2009.

The net loss for the three months ended June 30, 2010 was $543,813 which represents a 10% increase in the loss recorded in the June 30, 2009 period of $494,452. The increase in the loss resulted from the incurring of reorganization expenses and a decrease in revenues.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Revenues for the six months ended June 30, 2010 were $45,279, compared to revenues of $128,834 for the six months ended June 30, 2009, a decrease of $83,555 (65%).  The decrease in revenues was attributable to a decline in the sales for our FORTIS™ product line. As described above, the Company eliminated a minimum purchase requirement for its wholesalers in 2010, resulting in fewer units being sold during the current period.

The gross profit margin for the six months ended June 30, 2010 was 7.6% compared to 13% for the same period in 2009.  The decrease resulted from an increase in 2010 of freight not charged to the customers and credits to customers for returned units not replaced.

Operating expenses decreased $765,333 (53%), but still greatly exceed our revenues.  We reduced legal and professional expenses by $271,550 (70%), as all of our lawsuits have been stayed due to our Chapter 11 filing in the Bankruptcy Court.   General and administrative expenses decreased by $529,021 (55%) during the six-month period ended June 30, 2010 as compared to the same period in 2009.  The decrease is attributable to no stock options being issued during the six months ended June 30, 2010.  Research and development expenses increased $75,156 (393%), with 89% of the increase attributable to payment for research and development on the new Paradigm™ product line. Additionally, advertising and marketing expenses decreased $38,236 (64%) due to reduced exhibits at trade shows and printing of advertising brochures for the FORTIS™ and HeatWave™ product lines.

Our operating loss was determined more by our operating expenses than by revenues for the six-month period.  Accordingly, we incurred an operating loss of $686,631, a decrease of $751,676 (53%) from the comparable 2009 period.

We recognized other expense of $337,423 in 2010, as compared to $55,521 in 2009, an increase of $281,902.  The increase in other expense was due to reorganization expenses of $106,842 incurred in 2010 and a gain of $75,000 on extinguishment of debt in 2009.  Interest expense was also higher by $100,233 (77%) in 2010 because of the interest on the DIP financing.

The net loss for the six months ended June 30, 2010 was $1,024,054 which represents a 31% decrease in the loss recorded in the June 30, 2009 period of $1,493,828. The decrease in the loss resulted from the decrease in operating expenses.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2009, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $18,598,193 as of June 30, 2010.  We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

Intangible Assets

The Company’s intangible assets consist of three pending patents and five issued patents. Generally a patent has a life of 17 to 20 years.  The Company performed an impairment test and has determined that, as of June 30, 2010, no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets.

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

Revenue Recognition. We record sales when revenue is earned.  We sell on credit to our distributors and manufacturer representatives. All shipments are FOB shipping.  We had $44,817 and $127,641 in revenue from sales of products during the six months ended June 30, 2010 and 2009, respectively.

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 15% restocking charge.  After the 30 days, we provide a five-year warranty on replacement of parts.  The tank chamber is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  As of June 30, 2010, a total of $38,718 in warranty allowances was recorded against product sales.

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

Research and Development.  Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $94,276 and $19,120 during the six months ended June 30, 2010 and 2009, respectively.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the 2008 fiscal year, the Company implemented a new secure accounting system, separated internal responsibilities for accounting, record keeping, check writing and reconciliation between different parties with the Company and also adopted various policies and procedures designed to implement the Integrated Framework issued by COSO.  These actions taken in 2008 constituted changes in the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.

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

During the quarter ended June 30, 2010, the Company issued shares of our common stock in transactions that were not registered under the Securities Act of 1933 as follows:

Persons or Class of Persons	Date of Issue	Securities	Consideration

Ted Marek	6/17/2010	120,000 shares	Compensation under services agreement valued at $30,000

Perry Logan	6/17/2010	120,000 shares	Compensation under services agreement valued at $30,000

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

On or about May 6, 2010 we filed a motion with the Bankruptcy Court seeking approval to file an amended plan of reorganization (the “Amended Reorganization Plan”), which motion was approved on May 25, 2010. On May 20, 1010, we filed our Amended Joint Disclosure Statement and Plan of Reorganization.  On May 28, 2010, the Bankruptcy Court entered its order conditionally approving the Amended Disclosure Statement and Plan of Reorganization and setting the matter for a Plan Confirmation hearing on August 24, 2010.  On or about July 9, 2010, the Amended Joint Disclosure Statement and Plan of Reorganization was mailed to creditors and equity holders of the Company together with ballots for voting for approval or non-approval of the Amended Plan of Reorganization which ballots are required to be returned for a tally on or before August 16, 2010.

ITEM 6.	EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
3.1	Articles of Incorporation of Amexan, Inc. (2)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (2)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (3)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (4)
3.5	Articles of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc. (5)
3.6	Bylaws, as Amended (6)
3.7	Certificate of Change Pursuant to NRS 78.209, as corrected (7)
10.1	2003 Stock Incentive Plan (8)
10.2	2003 Stock Incentive Plan #2 (9)
10.3	2005 Stock Incentive Plan (10)
10.9	Steven G. Mihaylo Trust Convertible Debenture (11)
10.10	Loan Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007 (12)
10.11	Loan Agreement with Perry Logan dated October 12, 2007 (12)
10.12	Security Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007 (12)
10.13	Security Agreement with Perry Logan dated October 12, 2007 (12)
10.14	15% Secured Convertible Promissory Note with Thaddeus (Ted) F. Marek dated October 12, 2007 (12)
10.15	15% Secured Convertible Promissory Note with Perry Logan dated October 12, 2007 (12)
10.16	Personal Services Agreement with Perry D. Logan dated May 15, 2008 (12)
10.17	Personal Services Agreement with Thaddeus (Ted) F. Marek dated May 15, 2008 (12)
10.18	Secured Convertible Promissory Notes, Security Agreement and Short Term Loan Agreement (13)
10.19	Debtor in Possession, Interim Financing and Post-Confirmation Funding Agreement (14)
21.1	Subsidiaries of SKYE International, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
________________
(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(3)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003
(4)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(5)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed May 20, 2008
(8)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(11)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed September 22, 2008.

(12)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008
(13)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009, filed November 13, 2009
(14)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed December 17, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYE INTERNATIONAL, INC.

Date: August 13, 2010	By:	/s/ Perry D. Logan
Perry D. Logan
Chief Executive Officer

Date: August 13, 2010	By:	/s/ Thaddeus (Ted) F. Marek
Thaddeus (Ted) F. Marek
Chief Financial and Accounting Officer