Form 10-Q
period 2010-09-30
SKYE INTERNATIONAL, INC
filed 2010-11-16
CIK 1095751

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,287,323 shares of Common Stock, $0.001 par value, as of September 30, 2010.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$12,382	$333,593
Accounts Receivable	3,733	16,152
Inventory	752,585	723,617
Prepaid Expenses	34,953	12,948

Total Current Assets	803,653	1,086,310

EQUIPMENT, NET	66,108	56,252

OTHER ASSETS
Patents	9,569	10,089
Deferred Financing Costs	14,233	19,802

Total Other Assets	23,802	29,891

Total Assets	$893,563	$1,172,453

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$39,311	$157,226
Accrued Expenses	9,211	2,039
Current Portion, Long term debt	1,706	10,068
Accrued Interest Payable	227,060	8,101
Warranty Accrual	32,487	39,951

Total Current Liabilities	309,775	217,385

LONG-TERM LIABILITIES
Notes Payable	2,560	2,986
Notes Payable - Related Parties	1,380,000	500,000

Total Liabilities	1,692,335	720,371

LIABILITIES SUBJECT TO COMPROMISE	2,476,400	2,421,926

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 25,000,000 shares
authorized at $0.001par value;
Issued and outstanding 16,287,323 and
15,767,323 shares, respectively	16,287	15,767
Additional Paid in Capital	15,718,008	15,588,528
Accumulated Deficit	(19,009,467)	(17,574,139)

Total Stockholders' Equity (Deficit)	(3,275,172)	(1,969,844)

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$893,563	$1,172,453

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
				(restated)
REVENUES
Product Sales	$22,030	$20,324	$67,309	$147,965
Other Income	1	826	174	2,021

Total Revenues	22,031	21,150	67,483	149,986

Cost of Goods Sold	23,945	16,536	65,789	128,278

Gross Profit (Loss)	(1,914)	4,614	1,694	21,708

OPERATING EXPENSES
Legal and Professional	32,785	109,870	154,177	382,812
General and Administrative	161,058	240,144	526,674	1,380,980
Research and Development	25,239	7,871	128,477	26,991
Advertising and Marketing	33,339	30,647	122,700	90,731
Depreciation	5,570	6,088	16,028	18,228

Total Operating Expenses	257,991	394,620	948,056	1,899,742

Net Loss from Operations	(259,905)	(390,006)	(946,362)	(1,878,034)

OTHER INCOME (EXPENSE)
Gain on Extinguishment of Debt	-	-	-	75,000
Reorganization Costs	(28,896)	-	(135,738)	-
Interest Expense	(122,473)	(38,467)	(353,226)	(119,267)

Total Other Income (Expense)	(151,369)	(38,467)	(488,964)	(44,267)

Net Loss before Income Taxes	(411,274)	(428,473)	(1,435,326)	(1,922,301)

Income Tax Expense	-	-	-	-

NET LOSS	$(411,274)	$(428,473)	$(1,435,326)	$(1,922,301)

Basic and diluted income (loss) per share	$(0.03)	$(0.03)	$(0.09)	$(0.13)

Weighted Average Number of Common
Shares Outstanding	16,173,898	14,466,320	16,071,609	14,932,074

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities		(restated)

Net Loss	$(1,435,326)	$(1,922,301)
Adjustments to reconcile net loss to cash used in
operating activities:
Gain on Extinguishment of Debt	-	(75,000)
Depreciation Expense	16,028	18,228
Amortization of Discount on Notes Payable	82,208	54,000
Amortization of Patents	520	-
Amortization of Financing Costs	5,569	22,277
Shares and Options Issued for Services Rendered	130,000	814,964
Changes in assets and liabilities:
Inventory	(28,968)	(240,993)
Accounts Receivable	12,418	(5,842)
Prepaid Expense	(22,004)	39,747
Deposits	-	(2,341)
Accrued Interest Payable	218,960	126,188
Accounts Payable and Accrued Expenses	(155,230)	101,140

Net Cash (Used) in Operating Activities	(1,175,825)	(1,069,933)

Cash Flows from Investing Activities

Purchase of Assets	(16,598)	(8,392)

Net Cash (Used) in Investing Activities	(16,598)	(8,392)

Cash Flows from Financing Activities

Repayment of Notes Payable	(8,788)	(17,862)
Proceeds from Notes Payable	80,000	949,851
DIP Financing Related Party	800,000	-
Proceeds from Common Stock	-	116,000

Net Cash Provided by Financing Activities	871,212	1,047,989

Net Decrease in Cash	(321,211)	(30,336)

Cash, Beginning of Period	333,593	37,822

Cash, End of Period	$12,382	$7,486
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these statements.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

Note 1.       CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for each respective full year.

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

On April 19, 2010, the Company filed its Disclosure Statement and Plan of Reorganization (the “Reorganization Plan”) with the Bankruptcy Court and a copy of such Reorganization Plan was mailed to all creditors and shareholders.  On or about May 6, 2010, the Company filed a motion with the Bankruptcy Court seeking approval to file an amended Reorganization Plan (the “Amended Reorganization Plan”).  On May 28, 2010, the Bankruptcy Court entered its order conditionally approving the Amended Disclosure Statement and Plan of Reorganization and setting the matter for a Plan confirmation hearing on August 24, 2010.  On or about July 9, 2010, the Amended Joint Disclosure Statement and Plan of Reorganization was mailed to creditors and equity holders together with ballots for voting for approval or non-approval of the Amended Reorganization Plan.  The ballots were required to be returned on or before August 16, 2010.  Subsequently, ballots were returned and creditors and equity holders approved the plan.  On September 2, 2010 the Bankruptcy Court issued its Order confirming the Amended Reorganization Plan. The Company incurred $125,338 of legal costs and $10,400 of trustee costs relative to the bankruptcy during the nine months ended September 30, 2010.

Note 3.       GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The Company has incurred net losses since inception with an accumulated deficit of $19,009,467 as of September 30, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

Management’s Plans
The Company has expended considerable efforts in working with its contract manufacturer in order to begin the production of its new line of products. The Company expects that the first commercial units will be produced in the fourth quarter 2010 with sales and delivery to also commence during such period. The Company expects that it may take up to one year for the production design and processes to stabilize. The Company has continued to focus development efforts on the commercialization of its patented Paradigm™ technology. The Company is in the process of reducing manufacturing costs.   The Company is currently negotiating with critical suppliers to jointly complete the commercialization process and then subsequently engage in engineering for manufacturing phase. The Company has developed and continues to grow its sales and distribution network.

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

Note 4.       INVENTORY

The Company contracts with a third party to manufacture the units and is neither billed for nor obligated for any work-in-process. The Company only supplies certain parts and materials and is then billed for completed products. The majority of inventory is in finished goods.  Parts and material inventory is stated at the lower of cost (first-in, first-out) or net realizable value that was $752,585 at September 30, 2010.   Parts and materials purchased for development and testing are expensed directly to Research and Development.

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

Note 6.       SIGNIFICANT EVENTS

During the nine months ended September 30, 2010, the Company issued 520,000 shares of common stock to related parties for compensation in lieu of cash at $0.25 per share.

During the nine months ended September 30, 2010, the Company issued $880,000 in related party notes payable. The related party notes payable bear interest at 10%, and are due the earlier of two years from the date of funding of the first tranche under the Debtor-in-Possession financing or the closing of the Chapter 11 bankruptcy.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

Note 7.       RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on multiple-deliverable revenue arrangements, which is effective for the Company on January 1, 2011 for new revenue arrangements or material modifications to existing agreements. The guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

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

Note 8.       BANKRUPTCY PROCEEDINGS

As a consequence of the Company’s Chapter 11 bankruptcy proceeding, substantially all claims against the Company in existence prior to the filing of the Voluntary Petition or relating to acts or omissions prior to the filing of the Voluntary Petition for relief are stayed.  These claims are reflected in the accompanying Consolidated Balance Sheet as “Liabilities subject to compromise” as of September 30, 2010.  These amounts represent the Company’s best estimate of known or potential pre-petition liabilities that are probable of resulting in an allowed claim against the Company in connection with the Chapter 11 case and are recorded at the estimated amount of the allowed claim which may be different from the amount for which the liability will be settled.  Such claims remain subject to future adjustments.  Adjustments may result from actions of the Bankruptcy Court, negotiations, rejection or acceptance of executory contracts and real property leases, determination as to the value of any collateral securing claims, proofs of claim or other events.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(Debtor-In-Possession)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 (unaudited)

Liabilities subject to compromise consist of the following:
As of September 30, 2010
Convertible Notes made in favor of a related party, unsecured, mature five-years from issue date, bear 10% interest payable quarterly, principal and interest convertible into one common share for each outstanding $0.25. Principal amount of $1,500,000 net of the discount for the fair value of the beneficial conversion feature of $371,979 as of September 30, 2010	$1,128,021
Unsecured Demand Note made in favor of related party, 10% interest	25,000
Secured Loan made in favor of related party, 10% interest, due at September 4, 2012	369,800
Unsecured Demand Note made in favor of former affiliate, 10% interest	150,000
Secured Loan made in favor of related party, 10% interest, due at September 4, 2012	164,000
Unsecured Demand Loan made in favor of former affiliate, 10% interest	78,000
Total Debt Subject to Compromise	1,914,821
Accounts Payable	273,290
Accrued Interest Payable	288,289
Total Liabilities Subject to Compromise	$2,476,400

Reorganization expenses are presented separately in the consolidated Statements of Operations on a net basis and represent items realized or incurred as a direct result of the Company’s Chapter 11 proceedings.  For the nine months ended September 30, 2010, the Company incurred $125,338 in legal fees and $10,400 in trustee fees relating to the bankruptcy.

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

The re-audit produced material differences from the previously filed versions.  Originally, the Company miscalculated the 2008 beneficial conversion feature which resulted in an understatement of liabilities amounting to $540,000 and a nominal change in the related interest expense.  Further, the Company miscalculated the fair value of stock options that were granted during 2008, resulting in an understatement of the expense amounting to $129,912. The re-audit differences impacted the March 2009 original filing.  In addition, for the year ended December 31, 2009, the Company miscalculated the fair value expense of stock options that were granted during the period ended March 31, 2009 resulting in an understatement of the fair value expense amounting to $571,167.  These restatements impacted the six months ended June 30, 2009 statements.  Included in this filing are the restated nine months ended September 30, 2009 financial statements.  For comparative purposes, the table below presents the re-audited balance sheet and income statement compared to the original filing for period ended September 30, 2009.

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
	Restated	As filed
	September 30,	September 30,
	2009	2009
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$7,486	$7,486
Accounts Receivable	10,693	10,693
Inventory	684,971	684,971
Prepaid Expenses	51,924	51,924
Total Current Assets	755,074	755,074
EQUIPMENT, NET	62,340	62,340
OTHER ASSETS
Patents, Net	10,263	10,263
Total Other Assets	10,263	10,263
Total Assets	$827,677	$827,677

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable	$486,716	$486,716
Accrued Expenses	5,496	5,496
Current Portion, LT Debt	3,975	3,975
Notes Payable - Related Parties	253,000	253,000
Accrued Interest Payable	260,603	260,603
Warranty Accrual	40,849	40,849
Total Current Liabilities	1,050,639	1,050,639
LONG-TERM LIABILITIES
Notes Payable	13,230	13,230
Convertible Notes Payable, net	2,184,345	1,632,600
Total Liabilities	3,248,214	2,696,469
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock: 25,000,000 shares
authorized at $0.001par value;
Issued and outstanding 13,327,915 and
13,327,915 shares, respectively	15,317	15,317
Common Stock Subscribed	0	0
Additional Paid in Capital	14,835,731	14,674,652
Accumulated Deficit	(17,271,586)	(16,558,761)
Total Stockholders' Equity (Deficit)	(2,420,538)	(1,868,792)
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY (DEFICIT)	$827,677	$827,677

SKYE INTERNATIONAL, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Nine Months Ended September 30
	2009 Restated	2009 As Filed
REVENUES
Product Sales	$147,965	$147,965
Other Income	2,021	2,020
Total Revenues	149,986	149,985
Cost of Goods Sold	128,278	128,278
Gross Profit	21,708	21,707
EXPENSES
Legal and Professional	382,812	382,812
General and Administrative	1,380,980	809,813
Research and Development	26,991	26,991
Advertising and Marketing	90,731	90,732
Depreciation	18,228	18,228
Total Expenses	1,899,742	1,328,576
Loss from Operations	(1,878,034)	(1,306,869)
OTHER INCOME AND (EXPENSE)
Gain on Extinguishment of Debt	75,000	75,000
Interest Expense	(119,267)	(119,265)
Total Other Income (Expense)	(44,267)	(44,265)
Net Loss before Income Taxes	(1,922,301)	(1,351,134)
Income Tax Expense	-	-
NET LOSS	$(1,922,301)	$(1,351,134)
Basic and diluted loss per share	$(0.13)	$(0.09)
Weighted Average Number of Common
Shares Outstanding	14,932,074	14,932,074

Note 10.     SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report, other than as disclosed herein.

On November 12, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation that increased the number of authorized shares of common stock to 100,000,000 and created 25,000,000 shares of preferred stock.

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

Liquidity and Capital Resources.

On December 16, 2009 we filed a voluntary petition of Bankruptcy in the United States Bankruptcy Court for the District of Nevada in Reno, Nevada (the “Bankruptcy Court”) seeking Debtor-in-Possession status while we pursue reorganization under Chapter 11.   At the time of the voluntary petition filing, we claimed total liabilities of $3,167,387 and total assets of $1,050,529.  Additionally, the schedules to the voluntary petition disclosed three creditors holding secured claims of $577,332 and 53 creditors holding unsecured claims of $2,590,055.  On December 21, 2009, the Bankruptcy Court issued an Order approving a Debtor-in-Possession interim financing plan between the Company and Summit Growth Management LLC (“Summit”) in the gross amount of $500,000 less fees, expenses, legal fees and a prior loan of $80,000.  At a hearing on February 19, 2009, the Court issued a Final Order approving the terms of the Debtor-in-Possession financing agreement (“DIP Financing Agreement”) between the Company and Summit in the total gross amount of $2,000,000.  The DIP Financing Agreement is more fully described in the exhibits to the registrant’s report on Form 8-K, filed December 17, 2009.  The Company prepared and filed a Joint Plan of Reorganization and Disclosure Statement  that was subsequently mailed to our creditors and shareholders for consideration and approval.

On or about May 6, 2010, we filed a motion with the Bankruptcy Court seeking approval to file an amended plan of reorganization (the “Amended Reorganization Plan”), which motion was approved on May 25, 2010.  On May 20, 2010, we filed our Amended Joint Disclosure Statement and Plan of Reorganization.  On May 28, 2010, the Bankruptcy Court entered its order conditionally approving the Amended Disclosure Statement and Plan of Reorganization and setting the matter for a Plan Confirmation hearing on August 24, 2010.  On or about July 9, 2010, the Amended Joint Disclosure Statement and Plan of Reorganization was mailed to creditors and equity holders of the Company together with ballots for voting for approval or non-approval of the Amended Reorganization Plan which ballots were required to be returned for tally on or before August 16, 2010.  Subsequently ballots were returned and creditors and equity holders approved the plan.  On September 2, 2010 the Bankruptcy Court issued its Order confirming the Amended Reorganization Plan.

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

At September 30, 2010, we had cash and working capital of $12,382 and $493,878, respectively, as compared to cash of $333,953 and working capital of $868,925 at December 31, 2009.  The decrease was due primarily to the net loss for the period.  For the nine months ended September 30, 2010, operating activities used $1,175,825 of cash.  Proceeds from the DIP Financing in the amount of $800,000 partially offset the cash used, resulting in a decrease of cash of $321,211.  For the nine months ended September 30, 2009, operating activities used cash of $1,069,933, while financing activities, principally proceeds from borrowing and the sale of common stock, provided cash of $1,047,989.

As a measure to reduce cash expenditures, we issued a total of 510,000 restricted common shares to a past President, Chief Financial Officer, and Chief Operating Officer valued at $127,500 for compensation during the nine months ended September 30, 2010.

Satisfaction of our cash obligations for the next 12 months.

As of September 30, 2010, we did not have sufficient available cash to pursue our business plan.  With the intention to continue to expand FORTIS™ production, begin Paradigm™ production and acquire additional Heatwave™ inventory for distribution, we intend to make further debt draws available to us under the Court approved DIP Financing and also plan to seek financing for operations through equity and/or debt or other means that may become available to us. If we are not able to receive any additional funds, we cannot continue our proposed business operations.

Summary of any product research and development that we will perform for the term of the plan.

We anticipate contracting with outside engineering firms to provide the necessary research and development for new product lines incorporating the Company’s Paradigm™ technology.  Over the balance of fiscal 2010 the Company expects to expend approximately $30,000 to $50,000 in additional research and development initiatives to complete engineering on new product offerings currently under development, including three-phase and commercial water heaters, as well as heaters designed to incorporate solar additions.  A significant amount of effort and cash expenditures have been recently focused on completing the safety certification of our pending Paradigm™ product line.  However, certification fees will continue as we seek safety certifications of new products generated from current engineering efforts.

Expected purchase or rent of plant and significant equipment.

On July 19, 2010, the Company signed a three-year lease for 9,830 square feet of office and warehouse space located at 7756 East Greenway Road, Scottsdale, Arizona  85260.  The monthly rent is $5,803 for August through November of 2010; $8,855 for December 2010 through July 2012; and $9,121 for August 2012 through July 2013.

On August 3, 2010, the Company moved into this new facility.

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

The Company has been diligently pursuing the steps necessary to bring its Paradigm™ technology into commercial production. During the latter part of the third quarter of 2009, the Company submitted its proprietary Paradigm™ series point-of-use water heater in 208VAC, 240VAC and 277VAC for safety certification to the UL499 and CSA C22.2 standards.  As of the date of this Report, we have received certification under the UL 499 and CSA 22.2 standards only for the 208VAC and 240VAC models. We are awaiting the results of ongoing safety investigations for further certification under UL 499 and CSA C22.2 for the 277VAC model. In order to expedite the availability of this product, we have commenced the purchase of all the manufacturing tooling required to produce the Paradigm™ booster series.  Initially, product production volumes will be limited in order to test overall demand so as to manage the amount of capital necessary for this specific product line.  As demand warrants, we expect to increase production.  Therefore, we have contracts in place that provide significant flexibility to quickly expand production to meet expected product demand.  First deliveries of the Paradigm™ product line is expected during the third quarter of 2011.

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

Over the balance of 2010, we will continue to focus our efforts on expanding sales of our FORTIS™ and HeatWave™ product lines through focused marketing efforts to plumbers, electricians and homebuilders across North America. Additionally we expect to continue our research and development program to develop three-phase commercial tankless water heaters for regulatory certification in 2010.  We will continue our lobbying efforts to gain recognition under the Environmental Protection Agency’s “EnergyStar®” program and we will continue to work closely with our industry associations and Federal government to ensure that electric tankless becomes eligible for energy efficiency programs as they develop. We will continue to work and build our sales and customer service infrastructure to support product sales and revenue for the Company. We are currently engaged in a concerted effort to appoint manufacturer representatives over the balance of states in which we intend to focus our sales efforts.  As a means to support our overall sales initiatives over the balance of 2010, we expect to add new features and functionality to our website including streaming video guides for installation and troubleshooting so that our potential customers can easily access consumer product information as a part of their buying process.  All of our efforts are being done with a view to building a high quality brand that will continue to garner recognition in the industry as a premier supplier of high-end appliances.  We will continue to support our wholesale distribution channel and work with our customers and wholesale partners to grow our business into a respected and trusted manufacturer of high-quality appliances.

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Revenues for the third quarter ended September 30, 2010 were $22,030 compared to revenues of $20,324 for the three months ended September 30, 2009, an increase of $1,706 (9%).  This increase in sales revenues was immaterial.

The negative gross profit for the third quarter ended September 30, 2010 continues to be attributable to an increase in freight not charged to customers and an increase in credits to customers for returned units not replaced.

Operating expenses decreased $136,629 (35%).  We reduced legal and professional expenses by $77,085 (70%), as all of our lawsuits have been stayed due to our Chapter 11 filing in the Bankruptcy Court.   General and administrative expenses decreased by $79,086 (33%) during the three-month period ended September 30, 2010 as compared to the same period in 2009.  The decrease was attributed to reduced management salaries and fees.  Research and development expenses increased $17,368 (221%).  This increase represents the final drive to bring our new Paradigm™ product line to the market.

We incurred an operating loss of $259,905, a decrease of $130,101 (33%) from the comparable 2009 period.

We recognized other expense of $151,369 in 2010, as compared to $38,467 in 2009, an increase of $112,902.  The increase in other expense was due to reorganization expenses of $28,896 and interest expense of $122,473 which includes interest for the Chapter 11 DIP financing in 2010.

The net loss for the three months ended September 30, 2010 was $411,274 which represents a 4% decrease in the loss recorded in the September 30, 2009 period of $428,473. The decrease in the loss resulted from reduced legal and general and administrative costs.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Revenues for the nine months ended September 30, 2010 were $67,309, compared to revenues of $147,965 for the nine months ended September 30, 2009, a decrease of $80,656 (55%).  The decrease in revenues was attributable to a decline in the sales of our FORTIS™ product line. As described above, the Company eliminated a minimum purchase requirement for its wholesalers in 2010, resulting in fewer units being sold during the current period.  In addition, the wholesale price per unit was reduced.

The gross profit margin for the nine months ended September 30, 2010 was 2.5% compared to 14.7% for the same period in 2009.  This percentage decrease is also a result of eliminating minimum unit purchase requirements for wholesalers in 2010, reducing the wholesale price per unit, and increasing freight.

Operating expenses decreased $951,686 (50%).  We reduced legal and professional expenses by $228,635 (60%), as all of our lawsuits have been stayed due to our Chapter 11 filing in the Bankruptcy Court.   General and administrative expenses decreased by $854,306 (62%) during the nine month period ended September 30, 2010 as compared to the same period in 2009.  The decrease is attributable to no stock options being issued during the nine months ended September 30, 2010.  Research and development expenses increased $101,486 (376%).  The majority of the increase is attributable to payment for research and development on the new Paradigm™ product line. Additionally, advertising and marketing expenses increased $31,969 (35%) due to renewed emphasis on our sales and marketing efforts.

We incurred an operating loss of $946,362 a decrease of $931,672 (50%) from the comparable 2009 period.

We recognized other expense of $488,964 in 2010, as compared to $44,267 in 2009, an increase of $444,697.  The increase in other expense was due to reorganization expenses of $135,738 incurred in 2010.  Interest expense was also higher by $233,959 (196%) in 2010 because of the interest on the DIP financing.

The net loss for the nine months ended September 30, 2010 was $1,435,326 which represents a (25%) decrease in the loss recorded in the September 30, 2009 period of $1,922,301. The increase in the loss resulted from lower sales for the nine months ended September 30, 2010 and costs associated with the reorganization.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2009, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $19,009,467 as of September 30, 2010.  We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing, in order to fund our planned operations and ultimately, to achieve profitable operations.

Intangible Assets

The Company’s intangible assets consist of three pending patents and five issued patents. Generally a patent has a life of 17 to 20 years.  The Company performed an impairment test and has determined that, as of September 30, 2010, no impairment exists on any of the Company’s assets based on the present value of future cash flows generated from Company assets.

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

Revenue Recognition. We record sales when revenue is earned.  We sell on credit to our distributors and manufacturer representatives. All shipments are FOB shipping.  We had $67,309 and $147,965 in revenue from sales of products during the nine months ended September 30, 2010 and 2009, respectively.

Warranty and Right of Return. In connection with the sale of each product, we provide a limited 30-day money back guarantee less a 15% restocking charge.  After the 30 days, we provide a five-year warranty on replacement of parts.  The tank chamber is warranted not to leak for 10 years.  We have limited history with claims against our warranty.  As of September 30, 2010, a total of $32,487 in warranty allowances was recorded against product sales.

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

Research and Development.  Our research and development efforts concentrate on new product development, improving product durability and expanding technical expertise in the manufacturing process. We expense product research and development costs as they are incurred.  We incurred research and development expense of $128,477 and $26,991 during the nine months ended September 30, 2010 and 2009, respectively.

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

Evaluation of disclosure controls and procedures

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the 2008 fiscal year, the Company implemented a new secure accounting system, separated internal responsibilities for accounting, record keeping, check writing and reconciliation between different parties with the Company and also adopted various policies and procedures designed to implement the Integrated Framework issued by COSO.  These actions taken in 2008 constituted changes in the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

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

During the quarter ended September 30, 2010, the Company issued shares of our common stock in transactions that were not registered under the Securities Act of 1933 as follows:

Persons or Class of Persons	Date of Issue	Securities	Consideration

David Allen	7/16/2010	10,000 shares	As per Employment Agreement

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Regulation S-K Number	Exhibit
2.1	Agreement of Share Exchange and Plan of Reorganization dated November 4, 2003 (1)
2.2	Debtor’s First Amended Joint Disclosure Statement and Plan of Reorganization (2)
3.1	Articles of Incorporation of Amexan, Inc. (3)
3.2	Articles of Amendment of Articles of Incorporation of Amexan, Inc. (3)
3.3	Articles of Amendment of Articles of Incorporation of Nostalgia Motors, Inc. (4)
3.4	Articles of Amendment of Articles of Incorporation of Elution Technologies, Inc. (5)
3.5	Articles of Amendment of Articles of Incorporation of Tankless Systems Worldwide, Inc. (6)
3.6	Bylaws, as Amended (7)
3.7	Certificate of Change Pursuant to NRS 78.209, as corrected (8)
3.8	Certificate of Amendment to Articles of Incorporation
10.1	2003 Stock Incentive Plan (9)
10.2	2003 Stock Incentive Plan #2 (10)
10.3	2005 Stock Incentive Plan (11)
10.9	Steven G. Mihaylo Trust Convertible Debenture (12)
10.10	Loan Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007 (13)
10.11	Loan Agreement with Perry Logan dated October 12, 2007 (13)
10.12	Security Agreement with Thaddeus (Ted) F. Marek dated October 12, 2007 (13)
10.13	Security Agreement with Perry Logan dated October 12, 2007 (13)
10.14	15% Secured Convertible Promissory Note with Thaddeus (Ted) F. Marek dated October 12, 2007 (13)
10.15	15% Secured Convertible Promissory Note with Perry Logan dated October 12, 2007 (13)
10.16	Personal Services Agreement with Perry D. Logan dated May 15, 2008 (13)
10.17	Personal Services Agreement with Thaddeus (Ted) F. Marek dated May 15, 2008 (13)
10.18	Secured Convertible Promissory Notes, Security Agreement and Short Term Loan Agreement (14)
10.19	Debtor in Possession, Interim Financing and Post-Confirmation Funding Agreement (15)
21.1	Subsidiaries of SKYE International, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
_______________________
(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed November 7, 2003.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed September 9, 2010.
(3)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed October 5, 1999.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002, filed May 15, 2003
(5)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003, filed August 21, 2003.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.
(7)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed February 24, 2006.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed May 20, 2008

(9)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-108728, filed September 12, 2003.
(10)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-111348, filed December 19, 2003.
(11)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-8, file number 333-123663, filed March 30, 2005.
(12)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed September 22, 2008
(13)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2008
(14)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2009, filed November 13, 2009
(15)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K filed December 17, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYE INTERNATIONAL, INC.

Date: November 15, 2010	By:	/s/ Perry D. Logan
Perry D. Logan
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Thomas H. Kauffman
Thomas H. Kauffman
Chief Financial Officer